Form 10-Q
period 1996-06-30
GREAT LAKES REIT INC
filed 1996-08-14
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1996

                                   OR

           []Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     Commission file number: 0-28354

                         Great Lakes REIT, Inc.

         (Exact name of Registrant as specified in its Charter)

         Maryland                              36-3844714
(State or other jurisdiction       (I.R.S.employer identification no.)
of incorporation organization)

823 Commerce Drive, Suite 300, Oak Brook, IL           60521
(Address of principal executive offices)             (Zip Code)


                             (630) 368 - 2900

           (Registrant s telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of common shares outstanding at August 9, 1996    4,824,392

                         Great Lakes REIT, Inc.
                         Index to Form 10-Q
                         March 31, 1996

                                                          Page Number

Part I

     Item 1.   Financial Information:

               Condensed Balance Sheets
                 as of June 30, 1996
                 and December 31, 1995                      1

               Condensed Statements of Income
                  for the three months
                 ended June 30, 1996 and 1995               2

               Condensed Statements of Income
                 for the six months                         3
                 ended June 30, 1996 and 1995



               Condensed Statement of Changes
                  in Stockholders' Equity
                 for the six months ended June 30, 1996     4

               Condensed Statements of Cash flows
                   for the six months
                  ended June 30, 1996 and 1995              6

            Notes to Condensed Financial Statements         7

     Item 2.   Management Discussion and Analysis
               of Results of Operations and
               Financial Condition                          8



                          Great Lakes REIT, Inc.
                        Condensed Balance Sheets
                               (unaudited)


                                                      June 30, 1996            December 31, 1995
Assets
Properties:
  Land ...........................................   $  19,566,500             $  18,673,750
  Buildings, improvements and equipment 83,994,002      75,667,086
     Less accumulated depreciation ...............       3,872,237                 2,482,844
                                                         ---------                 ---------
                                                        99,688,265                91,857,992
Cash and cash equivalents ........................         327,681                 1,302,728
Other assets .....................................       4,957,849                 5,817,716
                                                         ---------                 ---------
     Total assets ................................   $ 104,973,795             $  98,978,436
                                                     =============             =============

Liabilities and Stockholders  Equity


Bank loan payable ................................   $  29,002,368             $  24,253,148
Bonds payable ....................................       5,235,000                 5,420,000
Mortgage notes payable ...........................      18,320,320                18,634,022
Accounts payable, accrued expenses and
  other liabilities ..............................       6,939,396                 5,706,069
                                                         ---------                 ---------
  Total liabilities ..............................      59,497,084                54,013,239
                                                        ----------                ----------

Preferred stock (none issued)
Common stock (4,832,216 shares issued) ...........          48,322                    45,209
Paid-in capital ..................................      49,236,068                45,861,352
Distributions in excess of accumulated earnings ..      (3,172,268)
Treasury stock, at cost (12,951 shares) ..........        (155,411)                 (155,411)
Deferred compensation (40,000 shares) ............        (480,000)
                      -------                             --------
Total stockholders  equity .......................      45,476,711                44,965,197
                                                        ----------                ----------
 Total liabilities and stockholders  equity ......    $104,973,795               $98,978,436
                                                      ============               ===========


     The accompany notes are an integral part of these condensed financial statements.

                                                                        1
                          Great Lakes REIT, Inc.
                      Condensed Statements of Income
                        For the three months ended
                         June 30, 1996 and 1995
                               (unaudited)

                                             1996           1995
Revenues
     Rental .......................   $ 5,900,684    $ 3,120,944
     Interest and other ...........        26,598         25,765
                                           ------         ------
           Total revenues .........     5,927,282      3,146,709
                                        ---------      ---------

Expenses
     Property operating ...........     2,535,198      1,391,922
     General and administrative ...       485,985        201,265
     Interest .....................       981,459        446,416
     Depreciation and amortization        890,431        393,997
     Contract termination .........     1,597,273
                                        ---------
           Total expenses .........     6,490,346      2,433,600
                                        ---------      ---------

Net income (loss) .................   ($  563,064)   $   713,109
                                      ===========    ===========

Earnings (loss)per common share and
     common share equivalent ......   ($     0.12)   $      0.21
                                      ===========    ===========

Weighted average number of common
     shares and common share
     equivalents outstanding ......     4,848,197      3,377,054
                                        =========      =========











The accompany notes are an integral part of these condensed financial statements
                                                                  2

                          Great Lakes REIT, Inc.
                      Condensed Statements of Income
For the six months ended  June 30, 1996 and 1995
                                (unaudited)

                                             1996          1995
Revenues
     Rental .......................   $11,423,630   $ 5,718,771
     Interest and other ...........        47,435        47,928
                                           ------        ------
           Total revenues .........    11,471,065     5,766,699
                                       ----------     ---------

Expenses
     Property operating ...........     5,003,110     2,542,792
     General and administrative ...       824,037       365,447
     Interest .....................     1,922,245       801,352
     Depreciation and amortization      1,716,053       719,167
     Contract termination .........     1,597,273
                                        ---------
           Total expenses .........    11,062,718     4,428,758
                                       ----------     ---------

Net income (loss) .................   $   408,347   $ 1,337,941
                                      ===========   ===========

Earnings (loss)per common share and
     common share equivalent ......   $      0.09   $      0.44
                                      ===========   ===========

Weighted average number of common
     shares and common share
     equivalents outstanding ......     4,707,565     3,069,497
                                        =========     =========

















     The accompany notes are an integral part of these condensed financial statements.
                                                                         3

                         Great Lakes REIT, Inc.
             Condensed Statement of Changes in Stock Equity
For the six months ended June 30, 1996
(Unaudited)







                          Distribution                                  Total
                         in Excess of                                   Stock-
                          Accumulated     Treasury     Deferred        holders
                           Earnings        Stock     Compensation       Equity

Balance, 1/1/96 ..   ($   785,953)       (155,411)           --      $ 44,965,197
Exercise of
 stock options ...           --              --           288,797
Net income .......        971,412            --              --           971,412
Distributions/
dividends payable
($0.30 per share)      (1,356,155)           --              --        (1,356,155)
Balance at 3/31/96     (1,170,696)       (155,411)   $ 44,869,251

Exercise of
 stock options ...      1,409,032
Issuance of shares
 in merger .......      1,200,000
Restricted stock
 awards ..........       (480,000)           --
Net income (loss)        (563,065)       (563,065)
Distribution/
 dividends payable
 ($0.30 per share)     (1,438,507)     (1,438,507)

Balance at 6/30/96   ($ 3,172,268)       (155,411)       (480,000)   $ 45,476,711

     The accompanying notes are an integral part of these condensed financial statements.

                                                             5
                              Great Lakes REIT, Inc.
                 Condensed Statement of Changes in Stock Equity
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                Common Stock

                         Shares                   Paid-in
                       Outstanding     Amount     Capital
Balance, 1/1/96 ..    4,507,945       45,209   45,861,352
Exercise of
 stock options ...       29,235          292      288,505

Net income .......         --           --           --

Distributions/
dividends payable
($0.30 per share)          --           --           --
Balance at 3/31/96    4,537,180       45,501   46,149,857

Exercise of
 stock options ...      142,085        1,421    1,407,611
Issuance of shares
 in merger .......      100,000        1,000    1,199,000
Restricted stock
 awards ..........       40,000          400      479,600
Net income (loss)          --           --           --
Distributions/
 dividends payable
 ($0.30 per share)         --           --           --

Balance at 6/30/96    4,819,265   $   48,322   49,236,068



     The accompanying notes are an integral part of these condensed financial statements.
                                                             4

                            Great Lakes REIT, Inc.
                      Condensed Statements of Cash Flows
               For the six months ended June 30, 1996 and 1995
                                 (unaudited)


Cash flows from operating activities                                1996                 1995
Net income ..................................................  $    408,347            1,337,841
Adjustments to reconcile net income to net
   cash flows from operating activities:
 Depreciation and amortization ..............................     1,716,053              719,167
  Contract termination expense ..............................     1,597,273
 Net changes in assets and liabilities:
   Other assets .............................................       322,184
   Accounts payable and accrued liabilities .................     1,233,327            1,796,654
Payment of deferred leasing costs ...........................      (611,793)            (211,211)
       Net cash provided by operating activities ............     4,665,391            2,447,884

Cash flows from investing activities

Purchase of properties ......................................    (7,399,198)
Payment of tenant & building improvement costs ..............    (1,820,468)          (1,153,678)
Decrease in earnest money deposits ..........................       875,000                 --
       Net cash used by investing activities                     (8,344,666)          (8,440,721)

Cash flows from financing activities

Proceeds from sale of common stock ..........................    16,745,311
Payment of stock issuance costs .............................    (3,250,000)
Proceeds from exercise of stock options .....................     1,697,829
Proceeds from bank and mortgage loans payable ...............     4,749,220            1,200,000
Distributions/dividends paid and payable ....................    (2,794,662)
Repayment of mortgage notes and bonds payable ...............      (498,702)            (439,752)
Payment of deferred financing costs .........................      (449,457)                --
Increase in other assets ....................................    (2,946,207)
       Net cash (used) provided by financing activities .....     2,704,228           13,872,899
Net (decrease) increase in cash and cash equivalents ........      (975,047)           7,880,062
Cash and cash equivalents, beginning of quarter .............     1,302,728            2,676,594

Cash and cash equivalents, end of quarter ...................  $    327,681          $10,556,656

Non-cash financing transactions:
Bonds payable assumed in purchase of property ...............  $       --           $  5,590,000
Issuance of common stock for acquisition of Advisor .........  $  1,200,000                 --
Restricted stock awards .....................................  $    480,000                 --





     The accompanying notes are an integral part of these condensed financial statements.
                                                                   6

                            Great Lakes REIT, Inc.
                   Notes to Condensed Financial Statements
                                 June 30,1996
                                 (Unaudited)

1. Basis of Presentation

     The accompanying condensed unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since the user of these statements is assumed to read them in conjunction with the most recent year-end audited financial statements. In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the financial statements and notes thereto included in the Great Lakes REIT, Inc. financial statements on Form 10/A for the year ended December 31, 1995.

2.  Properties Acquired in 1996

     On January 1, 1996, the Company acquired a 43,300 square foot  single-story
office   building  in  Schaumburg,   Illinois  for  an   acquisition   price  of
approximately $1,086,000.

     On April 17, 1006, the Company acquired a 96,000 square foot office building in Springdale, Ohio, for a contract price of $6,075,000. A portion of the purchase price was financed using the Company s Bank of Boston bank line of credit.

3.  Related Party Transactions

     The following fees will be or have been paid to Equity Partners Ltd., (the Advisor ) or affiliates. Two directors of the Company were owners of the Advisor.

                                         Paid      Paid               Payable
                                         1996      1995                at
                                                                 June 30, 1996
Property acquisition fees .............   $ 87,731   $190,275          -
Stock offering fees ...................      6,481       --            --
Advisory fees .........................    278,006       --            -
Property management fees ..............    282,094       --            -
Construction management fees ..........    120,136       --            --
Other fees, primarily legal fees            21,484       --            --


     On February 27, 1996, the shareholders of the Company approved the acquisition of all the outstanding shares of the Advisor in exchange for 100,000 of its shares. This transaction closed on April 1, 1996. Upon completion of the merger, the cost of the merger ($1,597,273) was assigned to contracts between the Advisor and the Company.

     As these contracts are effectively terminated, these costs have been charged to contract termination expenses in the quarter ended June 30, 1996. In addition, certain employees of the Advisor received 40,000 restricted shares of the Company. The fair value of the restricted stock awards ($480,000) has been deferred in the accompanying balance sheet. These amounts will be recognized as compensation expense when the restrictions on the shares are removed. As of April 1, 1996, the Company absorbed the employees of the Advisor and is now self-managed and self-advised.

4. Financing Activities

     On April 15, 1996, the Company refinanced its bank line of credit with the First National Bank of Boston. The new line of credit allows for maximum borrowings of $35,000,000 subject to certain loan covenants. On June 28, 1996, the maximum borrowings under the line of credit were increased to $50,000,000 subject to certain loan covenants. Interest on the new line of credit accrues at LIBOR + 1.875% per annum. Amounts outstanding under this line of credit are due on April 12, 1998. On June 30, 1996, the Company extended its line of credit with American National Bank until June 30, 1997. The maximum amount available to be borrowed under this line of credit is $5,000,000.


     5. Proforma Financial  Statements

     The following unaudited pro forma summary
presents the results of operations of the Company as if the acquisition of the Advisor and the property acquisitions in 1996 and 1995 had occurred at the beginning of 1995, after giving effect to certain adjustments, including increased depreciation and interest expense. The unaudited pro forma summary information does not necessarily reflect the results of operations as they would have been if the Company had acquired the Advisor and properties on January 1, 1995.
                           Six months         Six months
                             ended              ended
                          June 30, 1996       June 30, 1995

Revenues ..........       $11,649,000        $10,648,000
Net Income ........       $   297,000        $   183,000
Earnings per common
 share and common
 share equivalent .       $      0.06        $      0.04


5.    Subsequent Event

     On July 24, 1996, the Company acquired a 41,500 square foot single-story office building located in Lincolnshire, Illinois for a contract price of $2,800,000. A portion of the purchase price of this property was financed under the American National Bank line of credit.

     ITEM 2.Management s Discussion and Analysis of Results of Operations and Financial Condition


Overview
- --------

     Great Lakes REIT, Inc. (the Company ) a Maryland corporation, was formed on June 22, 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office and industrial properties located in the Midwest. At June 30, 1996, the Company owns and operates eighteen properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati and Minneapolis. The Company leases office and industrial space to over 200 tenants in a variety of businesses.

     Over the past three years, the Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties in the Midwest. The Company has financed its growth by the issuance of additional shares of its common stock and by issuing short and long-term mortgage notes payable secured by its property assets. Growth in net income and funds from operations (FFO) for the three and six months ended June 30, 1996 as compared to June 30, 1995 has been due to a combination of improved operations of the Company s properties and the inclusion of the operating results of properties acquired in 1995 and 1996 from the dates of their respective acquisitions.

     The Company believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with the net income as presented in the Condensed Financial Statements included elsewhere in this Form 10-Q. However, FFO should not be considered as a substitute for net income (as an indicator of the Company s performance) or as a substitute for cash flows (as a measure of liquidity).

Results of Operations
Six months ended June 30, 1996

     In analyzing the operating results for the six months ended June 30, 1996 of the Company, the changes in rental income and property operating expenses, from 1995 are due principally to three factors: (1) the addition of operating results from properties acquired during 1996; (2) the addition of six months of operating results in 1996 of properties acquired in 1995 as compared to the partial period of operating results from the dates of their respective acquisitions in 1995 and (3) improved operations of properties during 1996 as compared to 1995.

     During the six months ended June 30, 1996, the Company acquired two new investment properties. The operating results of these properties have been included in the Company s financial statements from the date of its acquisition. In 1995, the Company acquired 7 properties, and in 1996 a full six months of operations of these properties has been included in the Company s financial statements.

     A summary of these changes as they impact rental income, and property operating expenses follows:
                                      Rental income        Property
                                                           operating
                                                           expenses
Increase due to inclusion
 of results of properties acquired
 after January 1, 1995                   $5,129,000        2,252,000
Increase due to 1996 acquisitions           263,000          208,000

Improved operations in 1996
 compared to 1995                           313,000                -
Total increase in 1996                   $5,705,000        2,460,000







     Interest expense during the six months ended June 30, 1996 increased by $1,121,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisition of properties acquired in 1995 and 1996.

     General and administrative expenses increased by $459,000 due to the increase in the size of the Company.

     Depreciation and amortization increased in 1996 by $997,000 as the Company incurred these expenses on eighteen properties in 1996 versus eleven properties in 1995.

     In April 1996, the Company acquired all the outstanding shares of its Advisor in exchange of 100,000 shares of the Company s stock. All contracts between the Advisor and the Company were transferred to the Company. As these contracts are effectively terminated, the costs assigned to the contracts ($1,597,273) have been charged to contract termination expense in the three and six months ended June 30, 1996.

Three months ended June 30, 1996

     In analyzing the operating results for the quarter ended June 30, 1996 of the Company, the changes in rental income and property operating expenses, from 1995 are due principally to three factors: (1) the addition of operating results from properties acquired during 1996; (2) the addition of full quarter of operating results in 1996 of properties acquired in 1995 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1995 and (3) improved operations of properties during 1996 as compared to 1995.

     The Company acquired two new investment properties. The operating results of these properties have been included in the Company s financial statements from the date of its acquisition. In 1995, the Company acquired 7 properties, and in 1996 a full quarter months of operations of these properties has been included in the Company s financial statements.

     A summary of these changes as they impact rental income, and property operating expenses follows:
                                      Rental income        Property
                                                           operating
                                                           expenses
Increase due to inclusion
 of results of properties acquired
 after January 1, 1995                   $2,438,000          989,000
Increase due to 1996 acquisitions           201,000          152,000

Improved operations in 1996
 compared to 1995                           141,000            2,000
Total increase in 1996                   $2,780,000        1,143,000


     Interest expense during the quarter ended June 30, 1996 increased by $535,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisistion of properties acquired in 1995 and 1996.

     General and administrative expenses increased by $285,000 due to the increase in the size of the Company.

     Depreciation and amortization increased in 1996 by $496,000 as the Company incurred these expenses on eighteen properties in 1996 versus eleven properties in 1995.

Liquidity and Capital Resources

     Cash and cash equivalents as of June 30, 1996 were $328,000, a decrease of $975,000 as compared to December 31, 1995. The decline is primarily due to the Company continuing to invest in tenant and other capital improvements at its properties and the acquisition of two investment properties in 1996.

     The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in accordance with the REIT requirements under the Internal Revenue Code.

     The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) by long-term collateralized and uncollateralized borrowings and the issuance of debt or additional equity securities in the Company. In April 1996, the Company established a $35 million revolving credit facility with the First National Bank of Boston (as agent) and repaid substantially all of the balance outstanding on the American National Bank line of credit. In June of 1996, the Company increased its line of credit with the First National Bank of Boston to $50 million, subject to certain loan covenants. The Company also extended its line of credit with the American National Bank until June 30, 1997. The maximum amount that may be borrowed from the American National Bank is $5 million. At June 30, 1996, the Company has $29,002,368 outstanding on its line of credit with the First National Bank of Boston with approximately $950,000 available to borrow. The amount available to be borrowed at June 30, 1996 under the American National Bank line of credit is $5 million.

     At June 30, 1996, the Company had committed to a $1.3 million (with $600,000 remaining outstanding) renovation program at its Oak Brook, Illinois property. The Company has also committed to fund approximately $1.1 million of tenant improvements at its Springdale, Ohio property. The Company expects to fund these commitments, in part, through its Bank of Boston and American National Bank lines of credit.

Funds from Operations (FFO)

     FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), is a measure of operating performance for real estate investment trusts and is defined as net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains and losses from debt restructuring and sales of property, plus real estate depreciation and amortization. In addition to the mandated adjustments to net income, the Company excludes rental income recorded due to the GAAP required straight-lining adjustment for contractual rent increases included in certain leases. FFO for the six months ended June 30, 1996 is calculated by the Company as follows:

                                             1996         1995
                                             ----         ----

Net income .........................   $  408,347   $1,337,841
Depreciation and amortization ......    1,517,904      719,167
Contract termination expenses ......    1,597,273
                                        ---------
FFO-NAREIT definition ..............    3,523,524    2,057,008
Less: Adjustment for straight-lining
     of rents ......................      275,100      208,244
                                          -------      -------
FFO as reported by the Company .....   $3,248,424   $1,848,764
                                       ==========   ==========


FFO
 for the three months ended June 30, 1996 and 1995 is as follows:

                                               1996          1995
                                               ----          ----

Net income (loss)                        ($563,065)       713,109
Depreciation and amortization               793,041       393,997
Contract termination expense              1,597,273             -
                                          ---------
FFO-NAREIT definition                     1,827,249     1,107,106
less:
adjustment
 for straight-lining of rents               188,165       103,574
                                            -------       -------
FFO as reported by the Company           $1,639,084    $1,003,532
                                         ==========    ==========



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Great Lakes REIT, Inc.
                                              (Registrant)


August 9, 1996
   Date                                       James Hicks
                             Senior Vice President & Chief Financial Officer
                                      (Principal Financial Officer)





August 9, 1996
   Date                                             Brett A. Brown
                                            Vice President & Controller
                                      (Principal Accounting Officer)