Form 10-Q
period 1996-03-31
GREAT LAKES REIT INC
filed 1996-08-16
CIK 889905

SECURITIES
                         AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1996

                                   OR

           []Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     Commission file number: 0-28354

                         Great Lakes REIT, Inc.

         (Exact name of Registrant as specified in its Charter)

         Maryland                                   36-3844714
(State or other jurisdiction             (I.R.S.employer identification no.)
of incorporation organization)

2311 W. 22nd Street, Suite 109, Oak Brook, IL        60521
(Address of principal executive offices)           (Zip Code)


                                (708) 368 - 2900

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


Number of common shares outstanding at June 1, 1996    4,808,692

                             Great Lakes REIT, Inc.
                               Index to Form 10-Q
                                 March 31, 1996

                                                              Page Number

Part I

      Item 1.   Financial Information:


     Condensed Balance Sheets as of March 31, 1996 and
               December 31, 1995                                           1



     Condensed Statements of Income for the three months ended
          March 31, 1996 and 1995                                          2


     Condensed Statement of Changes in Stockholders' Equity
          for the three months ended March 31, 1996                        3

     Condensed Statements of Cash flows for the three months
          ended March 31, 1996 and 1995                                    4

Notes to Condensed Financial Statements


     Item 2.   Management Discussion and Analysis of Results of
               Operations and Financial Condition

Part II

     Item 4.   Submission of Matters to a Vote of Security Holders



                                  Great
                             Lakes REIT, Inc.
                        Condensed Balance Sheets
                               (unaudited)



                                        March 31, 1996        December 31, 1995
                                        --------------        -----------------
Assets
Properties:
  Land ................................   $ 19,046,500             $ 18,673,750
  Buildings, improvements and equipment     77,160,263               75,667,086
     Less accumulated depreciation ....      3,145,259                2,482,844
                                             ---------                ---------
                                            93,061,504               91,857,992
Cash and cash equivalents .............        821,498                1,302,728
Other assets ..........................      4,948,886                5,817,716
                                             ---------                ---------
     Total assets .....................   $ 98,831,888             $ 98,978,436
                                          ============             ============

Liabilities and Stockholders  Equity


Bank loan payable .....................   $ 23,000,000             $ 24,253,148
Bonds payable .........................      5,420,000                5,420,000
Mortgage notes payable ................     18,478,904               18,634,022
Accounts
 payable, accrued expenses and
  other liabilities ...................      7,063,733                5,706,069
                                             ---------                ---------
Total liabilities .............. ......     53,962,637               54,013,239
                                            ----------               ----------

Preferred stock (none issued)
Common stock (4,537,180 shares issued)          45,501                   45,209
Paid-in capital .......................     46,149,857               45,861,352
Distributions in excess of
  accumulated earnings ................     (1,170,696)
Treasury stock, at cost(12,951 shares)        (155,411)                (155,411)
                       -------                --------                 --------

Total
 stockholders  equity .................     44,869,251               44,965,197
                                            ----------               ----------

Total liabilities and
   stockholders equity ..                 $ 98,831,888             $ 98,978,436
                                          ============             ============

                                   The
 accompany notes are an integral part of these condensed financial statements.

                                                                        1

                             Great Lakes REIT, Inc.
                        Condensed Statements of Income
              For the three months ended March 31, 1996 and 1995
                                  (unaudited)



                                           1996         1995
Revenues
     Rental ......................   $5,521,494   $2,597,827
     Interest ....................       22,289       22,163
           Total revenues ........    5,543,783    2,619,990

Expenses
     Property operating ..........    2,569,091    1,150,870
     General and administrative ..      338,052      164,182
     Interest ....................      940,786      354,936
     Depreciation and amortization      724,442
                                                     325,170

           Total expenses ........    4,572,371    1,995,158

Net income .......................   $  971,412   $  624,832

Earnings per common share and
     common share equivalent .....   $     0.21   $     0.23

Weighted average number of common
     shares and common share
     equivalents outstanding .....    4,574,504    2,764,243



     The accompany notes are an integral part of these condensed financial statements.
                                                                         2

                         Great Lakes REIT, INc.
            Condensensed Statement of Changes in Stock Equity
                For the three months ended March 31, 1996


                               (Unaudited)






                            Common Stock
                                                                   Distribution                  Total
                                                                   in Excess of                  Stock-
                         Shares                       Paid-in      Accumulated      Treasur      holders
                       Outstanding       Amount       Captial      Earnings         Stock        Equity

Balance, 1/1/96 ..      4,507,945   $     45,209     45,861,352       (785,953)       (155,411)   $ 44,965,197
Exercise of
 stock options ...         29,235            292        288,505           --              --           288,797
Net income .......           --             --             --          971,412            --           971,412
Distributions/
dividends payable
($0.30 per share)            --             --             --       (1,356,155)           --        (1,356,155)
Balance at 3/31/96      4,537,180   $     45,501     46,149,857     (1,170,696)       (155,411)   $ 44,869,251



     The accompanying notes are an integral part of these condensed financial statements. 3

                            Great Lakes REIT, Inc.
                      Condensed Statements of Cash Flows
              For the three months ended March 31, 1996 and 1995
                                 (unaudited)


Cash flows from operating activities                   1996           1995
Net income ..................................   $   971,412        624,832
Adjustments to reconcile net income to net
   cash flows from operating activities:
 Depreciation and amortization ..............       724,442        325,170
 Net changes in assets and liabilities:
   Other assets .............................       411,783         52,353
   Accounts payable and accrued liabilities .     1,358,452        407,759
Payment of deferred leasing costs ...........      (157,903)       (58,722)
                                                   --------        -------

  Net cash provided by operating activities .     3,308,186      1,351,392
                                                  ---------      ---------


Cash flows from investing activities

Purchase of properties ......................    (1,085,639)
Payment of tenant & building
  improvement costs .........................      (780,288)      (634,210)

Decrease in earnest money deposits ..........       850,000           --
                                                    -------

  Net cash used by investing activities .....    (1,015,927)    (5,395,973)
                                                 ----------     ----------


Cash flows from financing activities

Proceeds from sale of common stock ..........          --        3,631,521

Payment of stock issuance costs .............          --         (264,250)

Proceeds from exercise of stock
options .....................................       288,797           --
Proceeds from bank loans payable ............          --        1,200,000

Distributions/dividends payable .............    (1,356,155)      (709,890)
Repayment of bank loans payable .............    (1,253,148)
Repayment of mortgage notes and bonds payable      (155,118)      (128,619)
Payment of deferred financing costs .........      (297,865)          --
                                                   --------

  Net cash (used) provided by
    financing activities ....................    (2,773,489)     2,528,762
                                                 ----------      ---------

Net (decrease) increase in cash and
  cash equivalents ..........................      (481,230)    (1,515,819)

Cash and cash equivalents,
     beginning of quarter ...................     1,302,728      2,676,594
                                                  ---------      ---------

Cash and cash equivalents,
     end of quarter .........................   $   821,498    $ 1,160,775
                                                ===========    ===========





                                     The
     accompanying notes are an integral part of these condensed financial statements.
                                                                             4
                                    Great
                               Lakes REIT, Inc.
                   Notes to Condensed Financial Statements

                                March 31, 1996
                                 (Unaudited)


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


2.

 Properties Acquired in 1996

     On January 1, 1996, the Company acquired a 43,300 square foot  single-story
office   building  in  Schaumburg,   Illinois  for  an   acquisition   price  of
approximately $1,086,000. .


3.
  Related Party Transactions

     The following fees will be or have been paid to Equity Partners Ltd., (the Advisor ) or affiliates. Two directors of the Company were owners of the Advisor.


                                         Paid           Paid      Payable
                                         1996           1995        at
                                                                March 31. 1996
Property acquisition fees .............   $ 87,731   $ 70,125       --
Stock offering fees ...................       --       17,922   $  6,481
Advisory fees .........................    268,015    129,809      9,991
Property management fees ..............    282,094     97,603       --
Construction management fees ..........    109,661     15,208     10,475
Other fees, primarily legal fees            21,484     10,081       --


     On February 27, 1996, the shareholders of the Company approved the acquisition of all the outstanding shares of the Advisor in exchange for 100,000 of its shares. This transaction closed on April 1, 1996. In addition, certain employees of the Advisor received 30,000 restricted shares of the Company. As of April 1, 1996, the Company absorbed the employees of the Advisor and is now self-managed and self-advised. All contracts between the Advisor and the Company were transferred to the Company.


4. Subsequent Events

     On April 15, 1996, the Company refinanced its bank line of credit. The new line of credit allows for maximum borrowings of $35,000,000 subject to certain loan covenants. Interest on the new line of credit accrues at LIBOR + 1.875% per annum. Amounts outstanding under the line of credit are due on April 12, 1998.



     On April 17, 1996, the Company acquired a 96,000 square foot office building in Springdale, Ohio, for a contract price of $6,075,000. A portion of the purchase price was financed using the Company's new bank line of credit.


5.    Proforma Financial Statements

     On April 1, 1996, the Company acquired Equity Partners Ltd., its Advisor. A proforma balance sheet as of March 31, 1996 is presented along with proforma income statements for the quarter ended March 31, 1996 and the year ended December 31, 1995.

     This unaudited Proforma Condensed Balance Sheet is presented as if the acquisition of Equity Partners Ltd. (the Advisor) by Great Lakes REIT, Inc. (the Company) had occurred on March 31, 1996. The acquisition has been accounted for under purchase accounting. In the opinion of the Company, all adjustments necessary to reflect the acquisition have been made.

     This unaudited Proforma Condensed Balance Sheet is presented for comparative purposes only and is not necessarily indicative of what the actual financial position of the Company would have been at March 31, 1996, nor does it purport to represent the future financial position of the Company.


            Proforma Condensed Balance Sheet, March 31, 1996, (unaudited)




Assets                        Great Lakes         Equity       Proforma       Proforma       Proforma at
                              REIT, Inc.          Partners     Adjustments    Adjustments    3/31/96
                                   (1)            Ltd. (2)

Land ....................     19,046,500                                                         19,046,500

Buildings & improvements      77,160,263          81,860                                         77,242,123


Less: accumulated
      depreciation ......     (3,145,259)   ____________                                        (3,145,259)

                              93,061,504          81,860                0           0            93,143,364

Cash and cash equiv .....        821,498                                                            821,498


Other assets ............      4,948,886           3,661                      (462,591)(3)        4,489,956

                            $ 98,831,888    $     85,521                0   ($ 462,591)        $ 98,454,818


Liabilities &
Stockholders Equity


Accounts payable, accrued
expenses and other
liabilities .............      7,063,733           8,827                                          7,072,560


Mortgages payable .......     46,898,904      __________                                                         46,898,904

                              53,962,637           8,827                                         53,971,464

Stockholders  equity:


Preferred stock


Common stock ............         45,501           1,000           (1,000)(2)       1,000(3)         46,501


Paid-in capital .........     46,149,857                                        1,199,000(3)     47,348,857


Treasury stock ..........       (155,411)                                                       (155,411)


Distributions in excess
of accumulated earnings .     (1,170,696)         75,694          (75,694)(2)   (1,585,897)(3)  (2,756,593)
Total Stockholders Equity     44,869,251          76,694          (76,694)        (385,897)      44,483,354

                            $ 98,831,888    $     85,521        ($ 76,694)      ($ 385,897)    $ 98,454,818

See accompanying notes to proforma condensed balance sheet.

     Notes to Proforma Condensed Balance Sheet, March 31, 1996, (unaudited)


     (1) Represents the historical financial position of the Company as of March 31, 1996.

     (2) The historical balance sheet of Equity Partners consists of certain operating equipment, indebtedness associated with the equipment, and shareholders' equity. The common stock ($1,000) and retained earnings ($75,684) are eliminated from the Pro Forma Condensed Balance Sheet.

     (3) The Company issued 100,000 shares of its common stock on April 1, 1996 to the shareholders of Equity Partners to accomplish the acquisition which in legal form is a merger of the Company and Equity Partners. The total acquisition price is as follows:

                      Common shares issued $1,200,000 (a)
                         Acquisition costs 462,591 (b)
                       Total acquisition price $1,662,591

     (a) The fair value of The Company's shares is $12 per share. The issuance of 100,000 shares results in a value assigned to the shares issued of $1.2 million.

     (b) Acquisition costs represent investment banking, legal and accounting services, all incurred prior to March 31, 1996, in connection with the merger. Acquisition costs include $218,000 paid to EVEREN Securities, Inc. A director of The Company is employed by EVEREN Securities, Inc. and directed its work relative to the acquisition.

     In addition to the 100,000 common shares of the Company issued to shareholders of Equity Partners, 30,000 shares of restricted common stock (valued at $360,000) were issued to certain employees of Equity Partners. Such amount will be accounted for by the Company as both compensation expense and an increase in shareholders' equity when the restrictions on the shares are removed.

     (4) The principal assets of Equity Partners are its property management and advisory contracts with The Company. These contracts are reflected at no value in the historical balance sheet of Equity Partners. Since these contracts were terminated upon completion of the acquisition, the total estimated acquisition costs assigned to these contracts ($1,585,897) are being expensed as contract termination costs.

     These unaudited Proforma Condensed Statements of Operations are presented as if the acquisition of the Advisor by the Company had occurred on January 1, 1995. In the opinion of the Company, all necessary adjustments have been made to reflect the effects of the transaction.

     These unaudited Proforma Condensed Statements of Operations are presented for comparative purposed only and are not necessarily indicative of what the actual results of operations would have been for the periods presented nor does it purport to represent results for future periods.

                   Proforma Condensed Statement of Operations
                    For the three months ended March 31, 1996
                                   (Unaudited)


                    Great Lakes     Equity          Proforma       Proforma
                    REIT, Inc.      Partners Ltd.   Adjustments
                       (1)              (1)             (2)

Revenue
Rental income    $ 5,521,494                                    $ 5,521,494


Interest and
other income .        22,289       567,620       (555,619)(3)        34,290

                   5,543,783       567,620       (555,619)        5,555,784


Expenses

Property
Operating ....     2,569,091       144,436       (286,031)(4)     2,427,496

General &
Administrative       338,052       245,930       (193,706)(4)       390,276

Interest .....       940,786         5,568                          946,354

Depreciation &
Amortization .       724,442         6,357         (8,441)(5)       722,358


                   4,572,371       402,291       (488,178)        4,486,484


Net income ...   $   971,412       165,329        (67,441)      $ 1,069,300


Net income per
share                  $0.21                                          $0.23


Weighted Average
shares outstanding 4,574,504                                      4,674,504

                   Proforma Condensed Statement of Operations
                      For the year ended December 31, 1995
                                   (Unaudited)


                    Great Lakes     Equity          Proforma          Proforma
                    REIT, Inc.      Partners Ltd.   Adjustments
                       (1)             (1)              (2)

Revenue
Rental income ....   $14,765,108                                     14,765,108

Interest and other
income ...........       200,818     2,519,443     (2,414,749)(3)       305,512

                      14,965,926     2,519,443     (2,414,749)       15,070,620
Expenses

Property Operating     6,592,131       378,389       (701,637)(4)     6,268,883

General &
Administrative ...       922,652     1,107,470       (626,818)(4)     1,403,304


Interest .........     2,296,457         1,637                        2,298,094

Depreciation &
Amortization .....     1,954,885        25,430        (33,372)(5)     1,946,943

                      11,766,125     1,512,926     (1,361,827)       11,917,224


Net income .......   $ 3,199,801     1,006,517     (1,052,922)      $ 3,153,396


Net income per
share                    $0.88                                        $0.84

Weighted Average
shares outstanding  3,650,133                                         3,750,133

                             Great Lakes REIT, Inc.
                       Notes to Proforma Income Statements
                  For the year ended December 31, 1995 and the
                        Three Months ended March 31, 1996
                                   (Unaudited)

     (1) These condensed income statements present the historical operations of Great Lakes REIT, Inc. and Equity Partners for the periods described.

     (2) The pro forma condensed income statements do not include the one-time charge to expense for contract termination costs of $1,585,897. See note (4) to Notes to Pro Forma Condensed Balance Sheet.

     (3) Income earned by Equity Partners from The Company is eliminated from the pro forma condensed income statements:

                                     1995        1996
Acquisition fees ...........   $  787,256   $   15,750
Advisory fees ..............      626,818      253,494
Property management fees ...      564,369      214,823
Construction management fees      136,907         --
Offering service fees ......      131,748         --
Other ......................      167,651       71,552
                               $2,414,749   $  555,619

     (4) Expenses incurred by the Company which are paid to Equity Partners and equipment rentals incurred by Equity Partners which are paid to the Company are eliminated from the pro forma condensed income statements.

                                        1995       1996
Property management fees            $564,369   $214,823
Maintenance costs ...............    137,268     71,208
                                    $701,637   $286,031

General and administrative costs:
   Advisory fees ................   $626,818   $193,706

     (5) Acquisition, construction management and certain other fees paid by the Company to Equity Partners are capitalized by the Company into buildings and improvements. If the acquisition had occurred on January 1, 1995 these fees would not have been incurred and depreciation and amortization expenses would decrease by $33,372 and $8,441 in 1995 and 1996 respectively.



ITEM
2.Management s
 Discussion and Analysis of Results of Operations and Financial
Condition

Overview

     Great Lakes REIT, Inc. (the Company ) a Maryland corporation, was formed on June 22, 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office and industrial properties located in the Midwest. At March 31, 1996, the Company owns and operates seventeen properties located in suburban areas of Chicago, Detroit, Milwaukee, and Minneapolis. The Company leases office and industrial space to over 200 tenants in a variety of businesses.

     Over the past three years, the Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties in the Midwest. The Company has financed its growth by the issuance of additional shares of its common stock and by issuing short and long-term mortgage notes payable secured by its property assets. Growth in net income and funds from operations (FFO) for the quarter ended March 31, 1996 as compared to March 31, 1995 has been due to a combination of improved operations of the Company s properties and the inclusion of the operating results of properties acquired in 1995 from the dates of their respective acquisitions.

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

Results of Operations

     In analyzing the operating results for the quarter ended March 31, 1996 of the Company, the changes in rental income and property operating expenses, from 1995 are due principally to three factors: (1) the addition of operating results from properties acquired during 1996; (2) the addition of full quarter of operating results in 1996 of properties acquired in 1995 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1995 and (3) improved operations of properties during 1996 as compared to 1995.

     During the quarter ended March 31, 1996, the Company acquired one new investment property. The operating results of this property have been included in the Company s financial statements from the date of its acquisition. In 1995, the Company acquired 7 properties, and in 1996 a full quarter of operations of these properties has been included in the Company s financial statements.


     A summary of these changes as they impact rental income, and property operating expenses follows:

                                    Rental income    Property
                                                     operating
                                                     expenses
Increase due to inclusion
 of results of properties acquired
 after January 1, 1995 ...........   $2,696,000    1,290,000
Increase due to 1996 acquisitions        62,000       56,000

Improved operations in 1996
 compared to 1995 ................      166,000       72,000
Total increase in 1996 ...........   $2,924,000    1,418,000



     Interest expense during 1996 increased by $586,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisistion of properties acquired in 1995.

     General and administrative expenses increased by $174,000 primarily due to an increase in the advisory fee paid to the Advisor.


     Depreciation and amortization increased in 1996 by $359,000 as the Company incurred these expenses on seventeen properties in 1996 versus ten properties in 1995.





Liquidity and Capital Resources

     Cash and cash equivalents as of March 31, 1996 were $821,000, a decrease of $482,000 as compared to December 31, 1995. The decline is primarily due to the Company continuing to invest in tenant and other capital improvements at its properties and the repayment of $1.25 million on its line of credit.

     The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company consideres its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in accordance with the REIT requirements under the Internal Revenue Code.

     The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisistions, and significant capital improvements) by long-term collateralized and uncollateralized borrowings and the issuance of debt or additional equity securities in the Company. As of March 31, 1996, the Company had available a $25 million line of credit from American National Bank and Trust Company of Chicago ( the ANB Line of Credit ). The amount available from time to time under the line of credit is subject ot certain requirements and customary financial covenants. The Company uses the line of credit for property acquisisitons and improvments, working capital needs and as a source of funds for share redemptions as required. As of March 31, 1996, the outstanding borrowings under the ANB Line of Credit were $23,000,000 with $2,000,000 available to borrow.


     In April 1996,  the Company  established  a $35  million  revolving  credit facility with the First National Bank of Boston (as agent) and repaid substantially all of the balance outstanding on the ANB Line of Credit. However, the Company continues to maintain the ANB Line of Credit, but the Company s borrowing capacity under the ANB Line of Credit has been reduced to approximately $5 million all of which is currently available.

     At March 31, 1996, the Company had committed to a $1.3 million renovation program at its Oak Brook, Illinois property. The Company expects to fund this renovation program, in part, through its new Bank of Boston line of credit.


Funds from Operations (FFO)

     FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), is a measure of operating performance for real estate investment trusts and is defined as net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains and losses from debt restructuring and sales of property, plus real estate depreciation and amortization. In addition to the mandated adjustments to net income, the Company excludes rental income recorded due to the GAAP required 'straight-lining' adjustment for contractual rent increases included in certain leases. FFO for the three months ended March 31, 1996 and 1995 is computed as follows:



                                             1996         1995
Net income .........................   $  971,412   $  624,832
Depreciation and amortization ......      724,442      354,936
FFO-NAREIT definition ..............    1,695,854      979,768
Less: Adjustment for straight-lining
of rents ...........................       86,935      134,436
FFO as reported by the Company .....   $1,608,919   $  845,332



ITEM
 4.           Submission of Matters to Vote of Security Holders

     On February 27, 1996, the Company held a special stockholders meeting to vote upon the following matters:


     1. To consider and vote upon a proposal to approve the merger of Equity Partners Ltd., with and into the Company (the Merger ) pursuant to an Agreement and Plan of Merger dated as of January 26, 1996 (the Merger Agreement ), among the Company, Equity Partners Ltd., and the shareholders of Equity Partners, Ltd. Pursuant to the Merger Agreement, all of the outstanding shares of common stock of Equity Partners Ltd., without par value, will be converted into an aggregate of 100,000 shares of common stock, par value of $.01 er share, of the Company. As an inducement to certain key employees of Equity Partners Ltd., to accept employment with the Company after the Merger, 30,000 shares of the Company s common stock will be issued to certain employees of Equity Partners Ltd. on the date the Merger becomes effective, subject to certain transfer restrictions and forfeiture provisions.

     This matter was approved by shareholders with 3,860,637 shares voting in favor of the proposal, 62,442 against the proposal, and 584,787 shares withheld their votes.


     2. To consider and vote upon a proposal to approve the transfer of all the Compnay s real estate to a yet-to-be-created limited partnership, limited liability company, or other form of entity with similar tax consequences to the holders of passive equity interest (the Operating Entity ) in exchange for the initial sole general partnership interest, or other similar interest having all the management rights and, initially, having substantially all the economic interest, in the Operating Enitiy (the Reorganization Proposal ). The Company s Board of Directors anticipates that the Operting Entity will facilitate the tax-efficient acquisisiton of properties held by their current owners in limited partnership form. This matter was approved by shareholders with 3,858,125 shares voting in favor of the proposal, 64,953 against the proposal, and 584,786 shares withheld their votes.


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