Form 10-Q/A
period 1996-03-31
GREAT LAKES REIT INC
filed 1996-10-11
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                   FORM 10-Q/A (Amendment #1)

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


                        (630) 368 - 2900

      (Registrant's telephone number, including area code)


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

                      Great Lakes REIT, Inc.
                     Condensed Balance Sheets
                           (unaudited)

                                               June 30, 1996   December 31, 1995
Assets
Properties:
  Land                                           $19,566,500    $18,673,750
  Buildings, improvements and equipment           83,994,002     75,667,086
     Less accumulated depreciation                 3,872,237      2,482,844
                                                  99,688,265     91,857,992
Cash and cash equivalents                            327,681      1,302,728
Other assets                                       4,957,849      5,817,716
     Total assets                               $104,973,795    $98,978,436

Liabilities and Stockholders' Equity


Bank loan payable                                $29,002,368    $24,253,148
Bonds payable                                                     5,235,000      5,420,000
Mortgage notes payable                            18,320,320     18,634,022
Accounts payable, accrued expenses and
  other liabilities                                6,939,396      5,706,069
  Total liabilities                               59,497,084     54,013,239

Preferred stock (none issued)
Common stock (4,832,216 shares issued)                48,322         45,209
Paid-in capital                                                  49,236,068     45,861,352
Distributions in excess of accumulated earnings  (3,172,268)      (785,953)
Treasury stock, at cost (12,951 shares)            (155,411)      (155,411)
Deferred compensation (40,000 shares)              (480,000)
Total stockholders' equity                        45,476,711     44,965,197
 Total liabilities and stockholders' equity     $104,973,795    $98,978,436
















The accompany notes are an integral part of these condensed financial statements.

                       Great Lakes REIT, Inc.
                   Condensed Statements of Income
                    For the three months ended
                       June 30, 1996 and 1995
                            (unaudited)
                                                      1996        1995
Revenues
     Rental                                                   $5,900,684$3,120,944
     Interest and other                               26,598      25,765
           Total revenues                          5,927,282     3,146,709

Expenses
     Property operating                            2,535,198   1,391,922
     General and administrative                      485,985     201,265
     Interest                                        981,459     446,416
     Depreciation and amortization                   890,431     393,997
     Contract termination                          1,597,273
           Total expenses                          6,490,346   2,433,600

Net income (loss)                                 ($563,064)    $713,109

Earnings (loss)per common share and
     common share equivalent                         ($0.12)       $0.21

Weighted average number of common
     shares and common share equivalents outstanding           4,848,197 3,377,054












The accompany notes are an integral part of these condensed financial statements.

                       Great Lakes REIT, Inc.
                   Condensed Statements of Income
For the six months ended June 30, 1996 and 1995
                            (unaudited)

                                                        1996      1995
Revenues
     Rental                                                  $11,423,630$5,718,771
     Interest and other                               47,435      47,928
           Total revenues                         11,471,065     5,766,699

Expenses
     Property operating                            5,003,110   2,542,792
     General and administrative                      824,037     365,447
     Interest                                      1,922,245     801,352
     Depreciation and amortization                 1,716,053     719,167
     Contract termination                          1,597,273
           Total expenses                         11,062,718   4,428,758

Net income (loss)                                   $408,347  $1,337,941

Earnings (loss)per common share and
     common share equivalent                           $0.09       $0.44

Weighted average number of common
     shares and common share equivalents outstanding           4,707,565 3,069,497


















The accompany notes are an integral part of these condensed financial statements.
/TABLE

                       Great Lakes REIT, Inc.
           Condensed Statement of Changes in Stock Equity
               For the six months ended June 30, 1996
                            (Unaudited)



                 Distribution                             Total
                 in Excess of                           Stock-
                  Accumulated          Treasury          Deferred       holders'
                   Earnings  Stock  Compensation        Equity

Balance, 1/1/96     ($785,953)      (155,411)               -     $44,965,197
Exercise of
 stock options           -           -                288,797
Net income             971,412       -      -         971,412
Distributions/
dividends payable
($0.30 per share)  (1,356,155)       -      -     (1,356,155)
Balance at 3/31/96 (1,170,696)                      (155,411)     $44,869,251

Exercise of
 stock options                                                      1,409,032
Issuance of shares
 in merger                                                          1,200,000
Restricted stock
 awards                                             (480,000)               -
Net income (loss)    (563,065)                                      (563,065)
Distribution/
 dividends payable
 ($0.30 per share) (1,438,507)                                    (1,438,507)

Balance at 6/30/96($3,172,268)         (155,411)    (480,000)     $45,476,711

The accompanying notes are an integral part of these condensed financial statements.

                          Great Lakes REIT, Inc.
              Condensed Statement of Changes in Stock Equity
                  For the six months ended June 30, 1996
                                (Unaudited)

                                                      Common Stock

                            Shares                      Paid-in                    Outstanding      Amount         Capital

Balance, 1/1/96                        4,507,945   $45,209         45,861,352
Exercise of
 stock options                  29,235       292            288,505
Net income                        -          -                 -
Distributions/
dividends payable
($0.30 per share)                 -          -                 -
Balance at 3/31/96                     4,537,180    45,501         46,149,857

Exercise of
 stock options                 142,085     1,421          1,407,611
Issuance of shares
 in merger                     100,000     1,000          1,199,000
Restricted stock
 awards                         40,000       400            479,600
Net income (loss)                    -         -                  -
Distributions/
 dividends payable
 ($0.30 per share)                   -         -                  -

Balance at 6/30/96                     4,819,265   $48,322         49,236,068














The accompanying notes are an integral part of these condensed financial statements.

                         Great Lakes REIT, Inc.
                   Condensed Statements of Cash Flows
             For the six months ended June 30, 1996 and 1995
                               (unaudited)

Cash flows from operating activities                     1996        1995
Net income                                           $408,347   1,337,841
Adjustments to reconcile net income to net
   cash flows from operating activities:
 Depreciation and amortization                      1,716,053     719,167
  Contract termination expense                      1,597,273
 Net changes in assets and liabilities:
   Other assets                                       322,184 (1,194,567)
   Accounts payable and accrued liabilities         1,233,327   1,796,654
Payment of deferred leasing costs                   (611,793)         (211,211)
       Net cash provided by operating activities    4,665,391   2,447,884

Cash flows from investing activities

Purchase of properties                            (7,399,198) (7,287,043)
Payment of tenant & building improvement costs    (1,820,468) (1,153,678)
Decrease in earnest money deposits                    875,000      -
       Net cash used by investing activities      (8,344,666) (8,440,721)

Cash flows from financing activities

Proceeds from sale of common stock                             16,745,311
Payment of stock issuance costs                               (3,250,000)
Proceeds from exercise of stock options             1,697,829
Proceeds from bank and mortgage loans payable       4,749,220   1,200,000
Distributions/dividends paid and payable          (2,794,662) (1,515,762)
Repayment of mortgage notes and bonds payable       (498,702)   (439,752)
Payment of deferred financing costs                 (449,457)       -
Increase in other assets                                      (2,946,207)
       Net cash (used) provided by financing activities         2,704,228  13,872,899
Net (decrease) increase in cash and cash equivalents(975,047)   7,880,062
Cash and cash equivalents, beginning of quarter     1,302,728   2,676,594

Cash and cash equivalents, end of quarter         $   327,681$10,556,656

Non-cash financing transactions:
Bonds payable assumed in purchase of property    $      -      $5,590,000
Issuance of common stock for acquisition of Advisor$1,200,000     -
Restricted stock awards                              $480,000     -






The accompanying notes are an integral part of these condensed financial statements.

[FN]
                         Great Lakes REIT, Inc.
                 Notes to Condensed Financial Statements
                              June 30,1996
                               (Unaudited)

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

On April 17, 1006, the Company acquired a 96,000 square foot office building in Springdale, Ohio, for a contract price of $6,075,000. A portion of the purchase price was financed using the Company's Bank of Boston bank line of credit.

3.  Related Party Transactions

The following fees will be or have been paid to Equity Partners Ltd., (the "Advisor") or affiliates. Two directors of the Company were owners of the Advisor.

                                        Paid      Paid   Payable
                                        1996      1995          at
                                                         June 30, 1996
Property acquisition fees            $87,731  $190,275      -
Stock offering fees                    6,481         -        -
Advisory fees                        278,006         -        -
Property management fees             282,094         -        -
Construction management fees         120,136         -        -
Other fees, primarily legal fees      21,484         -        -


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

                           Six months      Six months
                                ended           ended
                        June 30, 1996   June 30, 1995

Revenues                  $11,649,000     $10,648,000
Net Income                   $297,000        $183,000
Earnings per common
 share and common
 share equivalent               $0.06           $0.04


5. Subsequent Event

On July 24, 1996, the Company acquired a 41,500 square foot single-story office building located in Lincolnshire, Illinois for a contract price of $2,800,000.
A portion of the purchase price of this property was financed under the American National Bank line of credit.

ITEM 2.Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

Great Lakes REIT, Inc. (the "Company") a Maryland corporation, was formed on June 22, 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office and industrial properties located in the Midwest. At June 30, 1996, the Company owns and operates eighteen properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati and Minneapolis. The Company leases office and industrial space to over 200 tenants in a variety of businesses.

Over the past three years, the Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties in the Midwest. The Company has financed its growth by the issuance of additional shares of its common stock and by issuing short and long-term mortgage notes payable secured by its property assets.

Growth in net income and funds from operations (FFO) for the three and six months ended June 30, 1996 as compared to June 30, 1995 has been due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1995 and 1996 from the dates of their respective acquisitions.

The Company believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with the net income as presented in the Condensed Financial Statements included elsewhere in this Form 10-Q. However, FFO should not be considered as a substitute for net income (as an indicator of the Company's performance) or as a substitute for cash flows (as a measure of liquidity).

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

During the six months ended June 30, 1996, the Company acquired two new investment properties. The operating results of these properties have been included in the Company's financial statements from the date of its acquisition. In 1995, the Company acquired 7 properties, and in 1996 a full six months of operations of these properties has been included in the Company's financial statements.

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

In April 1996, the Company acquired all the outstanding shares of its Advisor in exchange of 100,000 shares of the Company's stock. All contracts between the Advisor and the Company were transferred to the Company. As these contracts are effectively terminated, the costs assigned to the contracts ($1,597,273) have been charged to contract termination expense in the three and six months ended June 30, 1996.

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

The Company acquired two new investment properties. The operating results of these properties have been included in the Company's financial statements from the date of its acquisition. In 1995, the Company acquired 7 properties, and in 1996 a full quarter months of operations of these properties has been included in the Company's financial statements.

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

Funds from Operations (FFO)

FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), is a measure of operating performance for real estate investment trusts and is defined as net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains and losses from debt restructuring and sales of property, plus real estate depreciation and amortization. In addition to the mandated adjustments to net income, the Company excludes rental income recorded due to the GAAP required straight-lining' adjustment for contractual rent increases included in certain leases. FFO for the six months ended June 30, 1996 is calculated by the Company as follows:

                                                    1996          1995
Net income                                     $ 408,347   $ 1,337,841
Depreciation and amortization                  1,517,904       719,167
Contract termination expenses                  1,597,273
FFO-NAREIT definition                          3,523,524     2,057,008
Less: Adjustment for straight-lining of rents    275,100       208,244
FFO as reported by the Company                $3,248,424    $1,848,764







FFO for the three months ended June 30, 1996 and 1995 is as follows:

                                                    1996          1995

Net income (loss)                             ($563,065)       713,109
Depreciation and amortization                    793,041       393,997
Contract termination expense                   1,597,273             -
FFO-NAREIT definition                          1,827,249     1,107,106
less: adjustment for straight-lining of rents    188,165       103,574
FFO as reported by the Company                $1,639,084    $1,003,532
































                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                Great Lakes REIT, Inc.
          (Registrant)






October 11, 1996                                   /s/ James Hicks

           Date                                          James Hicks
                     Senior Vice President & Chief Financial Officer
                                       (Principal Financial Officer)




October 11, 1996                                /s/ Brett A. Brown
           Date                                     Brett A. Brown
                                             Vice President & Controller
                                        (Principal Accounting Officer)