Form 10-Q/A
period 1996-03-31
GREAT LAKES REIT INC
filed 1996-10-24
CIK 889905

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


                         (630)368-2900

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

     Item 2.   Management Discussion and Analysis of Results of
           Operations and Financial Condition

Part II

     Item 4.   Submission of Matters to a Vote of Security Holders

                      Great Lakes REIT, Inc.
                     Condensed Balance Sheets
                           (unaudited)

                                         March 31, 1996   December 31, 1995
Assets
Properties:
  Land                                           $19,046,500    $18,673,750
  Buildings, improvements and equipment           77,160,263     75,667,086
     Less accumulated depreciation                 3,145,259      2,482,844
                                                  93,061,504     91,857,992
Cash and cash equivalents                            821,498      1,302,728
Other assets                                       4,948,886      5,817,716
     Total assets                                $98,831,888    $98,978,436

Liabilities and Stockholders' Equity


Bank loan payable                                $23,000,000    $24,253,148
Bonds payable                                                     5,420,000      5,420,000
Mortgage notes payable                            18,478,904     18,634,022
Accounts payable, accrued expenses and
  other liabilities                                7,063,733      5,706,069
  Total liabilities                               53,962,637     54,013,239

Preferred stock (none issued)
Common stock (4,537,180 shares issued)                45,501         45,209
Paid-in capital                                                  46,149,857     45,861,352
Distributions in excess of accumulated earnings  (1,170,696)      (785,953)
Treasury stock, at cost (12,951 shares)            (155,411)      (155,411)
  Total stockholders' equity                      44,869,251     44,965,197
      Total liabilities and stockholders' equity $98,831,888    $98,978,436

















The accompany notes are an integral part of these condensed financial statements.
/TABLE

                       Great Lakes REIT, Inc.
                   Condensed Statements of Income
         For the three months ended March 31, 1996 and 1995
                            (unaudited)
                                                        1996        1995
Revenues
     Rental                                                   $5,521,494$2,597,827
     Interest                                         22,289      22,163
           Total revenues                          5,543,783     2,619,990

Expenses
     Property operating                            2,569,091   1,150,870
     General and administrative                      338,052     164,182
     Interest                                        940,786     354,936
     Depreciation and amortization                   724,442     325,170
           Total expenses                          4,572,371   1,995,158

Net income                                          $971,412    $624,832

Earnings per common share and
     common share equivalent                           $0.21       $0.23

Weighted average number of common
     shares and common share equivalents outstanding           4,574,504 2,764,243

























The accompany notes are an integral part of these condensed financial statements.

                       Great Lakes REIT, Inc.
         Condensensed Statement of Changes in Stock Equity
             For the three months ended March 31, 1996
                            (Unaudited)


                              Common Stock
                                             Distribution               Total
                                             in Excess of               Stock-
                   Shares              Paid-inAccumulated         Treasury holders'
                  Outstanding          Amount  Captial  Earnings   Stock   Equity
Balance, 1/1/96      4,507,945 $45,20945,861,352 (785,953)(155,411)$44,965,197
Exercise of
 stock options          29,235     292   288,505     -         -      288,797
Net income                -        -        -      971,412     -      971,412
Distributions/
dividends payable
($0.30 per share)         -                  -                 -   (1,356,155)          -            (1,356,155)
Balance at 3/31/96   4,537,180 $45,50146,149,857        (1,170,696) (155,411)    $44,869,251




























The accompanying notes are an integral part of these condensed financial statements.

                          Great Lakes REIT, Inc.
                    Condensed Statements of Cash Flows
            For the three months ended March 31, 1996 and 1995
                                (unaudited)

Cash flows from operating activities                     1996        1995
Net income                                           $971,412     624,832
Adjustments to reconcile net income to net
   cash flows from operating activities:
 Depreciation and amortization                        724,442     325,170
 Net changes in assets and liabilities:
   Other assets                                       411,783      52,353
   Accounts payable and accrued liabilities         1,358,452     407,759
Payment of deferred leasing costs                   (157,903)         (58,722)
       Net cash provided by operating activities    3,308,186   1,351,392

Cash flows from investing activities

Purchase of properties                            (1,085,639) (4,761,763)
Payment of tenant & building improvement costs      (780,288)   (634,210)
Decrease in earnest money deposits                    850,000      -
       Net cash used by investing activities      (1,015,927) (5,395,973)

Cash flows from financing activities

Proceeds from sale of common stock                      -       3,631,521
Payment of stock issuance costs                         -       (264,250)
Proceeds from exercise of stock options               288,797       -
Proceeds from bank loans payable                        -       1,200,000
Distributions/dividends payable                   (1,356,155)   (709,890)
Repayment of bank loans payable                   (1,253,148) (1,200,000)
Repayment of mortgage notes and bonds payable       (155,118)   (128,619)
Payment of deferred financing costs                 (297,865)       -
       Net cash (used) provided by financing activities       (2,773,489)   2,528,762
Net (decrease) increase in cash and cash equivalents(481,230) (1,515,819)
Cash and cash equivalents, beginning of quarter     1,302,728   2,676,594

Cash and cash equivalents, end of quarter         $   821,498  $1,160,775













The accompanying notes are an integral part of these condensed financial statements.
/TABLE

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

                                   Paid      Paid      Payable at
                                   1996      1995      March 31. 1996
Property acquisition fees               $87,731   $70,125   -
Stock offering fees                -         17,922    $6,481
Advisory fees                      268,015   129,809   9,991
Property management fees           282,094   97,603    -
Construction management fees            109,661   15,208    10,475
Other fees, primarily legal fees        21,484    10,081    -


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

       Proforma Condensed Balance Sheet, March 31, 1996, (unaudited)

Assets
Great Lakes
REIT, Inc.
(1)
Equity
Partners
 Ltd. (2)
Proforma

Adjustments
Proforma
Adjustments
Proforma at
3/31/96




Land
19,046,500



19,046,500


Buildings & improvements
77,160,263
81,860


77,242,123


Less: accumulated
      depreciation

(3,145,259)





(3,145,259)



93,061,504
81,860
0
0
93,143,364


Cash and cash equiv.
821,498



821,498


Other assets
4,948,886
3,661

(462,591)(3)
4,489,956



$98,831,888
$85,521
$0
($462,591)
$98,454,818


Liabilities &
Stockholders Equity







Accounts payable, accrued
expenses and other
liabilities


7,063,733


8,827




7,072,560


Mortgages payable
46,898,904



46,898,904



53,962,637
8,827


53,971,464


Stockholders' equity:







Preferred stock







Common stock
45,501
1,000
(1,000)(2)
1,000(3)
46,501


Paid-in capital
46,149,857


1,199,000(3)
47,348,857


Treasury stock
(155,411)



(155,411)


Distributions in excess
of accumulated earnings
(1,170,696)
75,694
(75,694)(2)
(1,585,897)
(3)
(2,756,593)


Total Stockholders Equity
44,869,251
76,694
(76,694)
(385,897)
44,483,354



$98,831,888
$85,521
($76,694)
($385,897)
$98,454,818




See accompanying notes to proforma condensed balance sheet.
/TABLE

[FN]
Notes to Proforma Condensed Balance Sheet, March 31, 1996, (unaudited)


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

             Proforma Condensed Statement of Operations
              For the three months ended March 31, 1996
                             (Unaudited)


Great Lakes
REIT, Inc.
(1)
Equity
Partners Ltd.
(1)
Proforma
Adjustments
(2)
Proforma




Revenue






Rental income
$5,521,494


$5,521,494


Interest and
other income
22,289
567,620
(555,619)
 (3)
34,290



5,543,783
567,620
(555,619)
5,555,784


Expenses






Property
Operating
2,569,091
144,436
(286,031)
(4)
2,427,496


General &
Administrative
338,052
245,930
(193,706)
(4)
390,276


Interest
940,786
5,568

946,354


Depreciation &
Amortization
724,442
6,357
(8,441)
(5)
722,358



4,572,371
402,291
(488,178)
4,486,484


Net income
$971,412
165,329
(67,441)
$1,069,300


Net income per
share
$0.21


$0.23


Weighted Average
shares
outstanding
4,574,504


4,674,504

/TABLE

             Proforma Condensed Statement of Operations
                For the year ended December 31, 1995
                             (Unaudited)


Great Lakes
 REIT, Inc.
(1)
Equity
Partners Ltd.
(1)
Proforma
Adjustments
 (2)
     Proforma




Revenue






Rental income
$14,765,108


14,765,108


Interest and other
income
200,818
2,519,443
(2,414,749)
 (3)
305,512



14,965,926
2,519,443
(2,414,749)
15,070,620


Expenses






Property Operating
6,592,131
378,389
(701,637)
 (4)
6,268,883


General &
Administrative
922,652
1,107,470
(626,818)
 (4)
1,403,304


Interest
2,296,457
1,637

2,298,094


Depreciation &
Amortization
1,954,885
25,430
(33,372)
(5)
1,946,943



11,766,125
1,512,926
(1,361,827)
11,917,224


Net income
$3,199,801
1,006,517
(1,052,922)
$3,153,396


Net income per
share
$0.88


$0.84


Weighted Average
shares outstanding
3,650,133


3,750,133

/TABLE

[FN]                   Great Lakes REIT, Inc.
                 Notes to Proforma Income Statements
            For the year ended December 31, 1995 and the
                  Three Months ended March 31, 1996
                             (Unaudited)

(1) These condensed income statements present the historical operations of Great
Lakes REIT, Inc. and Equity Partners for the periods described.

(2) The pro forma condensed income statements do not include the one-time charge to expense for contract termination costs of $1,585,897. See note (4) to Notes to Pro Forma Condensed Balance Sheet.

(3) Income earned by Equity Partners from The Company is eliminated from the pro forma condensed income statements:

                            1995           1996

   Acquisition fees              $787,256       $ 15,750
   Advisory fees             626,818        253,494
   Property management fees  564,369        214,823
   Construction management fees   136,907          --
   Offering service fees          131,748          --
   Other                          167,651         71,552
                           $2,414,749      $555,619

(4) Expenses incurred by the Company which are paid to Equity Partners and equipment rentals incurred by Equity Partners which are paid to the Company are eliminated from the pro forma condensed income statements.

                                1995           1996

Property management fees    $564,369       $214,823
Maintenance costs            137,268         71,208
                            $701,637       $286,031

General and administrative costs:
   Advisory fees            $626,818       $193,706

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

During the quarter ended March 31, 1996, the Company acquired one new investment property. The operating results of this property have been included in the Company's financial statements from the date of its acquisition. In 1995, the Company acquired 7 properties, and in 1996 a full quarter of operations of these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, and property operating expenses follows:
                                         Rental income     Property operating
                                                                     expenses
Increase due to inclusion
 of results of properties acquired
 after January 1, 1995                        $2,696,000        1,290,000
Increase due to 1996 acquisitions                 62,000           56,000

Improved operations in 1996
 compared to 1995                                166,000           72,000
Total increase in 1996                        $2,924,000        1,418,000
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

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisistions, and significant capital improvements) by long-term collateralized and uncollateralized borrowings
and the issuance of debt or additional equity securities in the Company. As of March 31, 1996, the Company had available a $25 million line of credit from American National Bank and Trust Company of Chicago ( the "ANB Line of
 Credit").
The amount available from time to time under the line of credit is subject ot certain requirements and customary financial covenants. The Company uses the line of credit for property acquisisitons and improvments, working capital needs and as a source of funds for share redemptions as required. As of March 31, 1996, the outstanding borrowings under the ANB Line of Credit were $23,000,000 with $2,000,000 available to borrow.

In April 1996, the Company established a $35 million revolving credit facility with the First National Bank of Boston (as agent) and repaid substantially all of
the balance outstanding on the ANB Line of Credit. However, the Company continues to maintain the ANB Line of Credit, but the Company's borrowing capacity under the ANB Line of Credit has been reduced to approximately $5 million all of which is currently available.

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

                                                    1996          1995
Net income                                     $ 971,412     $ 624,832
Depreciation and amortization                    724,442       354,936
FFO-NAREIT definition                          1,695,854       979,768
Less: Adjustment for straight-lining of rents     86,935       134,436
FFO as reported by the Company                $1,608,919      $845,332



ITEM 4.  Submission of Matters to Vote of Security Holders

On February 27, 1996, the Company held a special stockholders' meeting to vote upon the following matters:

1.  To consider and vote upon a proposal to approve the merger of Equity
 Partners
Ltd., with and into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated as of January 26, 1996 (the"Merger Agreement"), among the Company, Equity Partners Ltd., and the shareholders of Equity Partners, Ltd. Pursuant to the Merger Agreement, all of the outstanding shares of common stock of Equity Partners Ltd., without par value, will be converted into an aggregate of 100,000 shares of common stock, par value of $.01 er share, of the Company. As an inducement to certain key employees of Equity Partners Ltd., to accept employment with the Company after the Merger, 30,000 shares of the Company's common stock will be issued to certain employees of Equity Partners Ltd. on the date the Merger becomes effective, subject to certain transfer restrictions and forfeiture provisions.

This matter was approved by shareholders with 3,860,637 shares voting in favor of
the proposal, 62,442 against the proposal, and 584,787 shares withheld their votes.

2. To consider and vote upon a proposal to approve the transfer of all the Compnay's real estate to a yet-to-be-created limited partnership, limited liability company, or other form of entity with similar tax consequences to the holders of passive equity interest (the "Operating Entity") in exchange for the initial sole general partnership interest, or other similar interest having all the management rights and, initially, having substantially all the economic interest, in the Operating Enitiy (the'Reorganization Proposal"). The Company's Board of Directors anticipates that the Operting Entity will facilitate the tax-efficient acquisisiton of properties held by their current owners in limited partnership form.

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