Form 10-Q
period 1996-09-30
GREAT LAKES REIT INC
filed 1996-11-14
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1996

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


Number of common shares outstanding at November 11, 1996    7,657,182

                    Great Lakes REIT, Inc.
                       Index to Form 10-Q
                       September 30, 1996

                                                            Page Number

Part I
     Item 1.   Financial Information:

               Condensed Balance Sheets
                 as of September 30, 1996
                 and December 31, 1995                           1

               Condensed Statements of Income
                  for the three months
                 ended September 30, 1996 and 1995               2

               Condensed Statements of Income
                 for the nine months                            3
                 ended September 30, 1996 and 1995
               Condensed Statement of Changes
                  in Stockholders' Equity
                 for the nine months ended September 30, 1996        4

               Condensed Statements of Cash flows
                   for the nine months
                  ended September 30, 1996 and 1995             6

            Notes to Condensed Financial Statements             7

     Item 2.   Management Discussion and Analysis of Results of
            Operations and Financial Condition                  11

     Item 4.  Submission of Matters to a Vote of Security Holders          15

                      Great Lakes REIT, Inc.
                     Condensed Balance Sheets
                           (unaudited)

                                          September 30, 1996   December 31, 1995
Assets
Properties:
  Land                                           $21,491,500    $18,673,750
  Buildings, improvements and equipment           94,623,932     75,667,086
     Less accumulated depreciation                 4,673,912      2,482,844
                                                 111,441,520     91,857,992
Cash and cash equivalents                            816,207      1,302,728
Other assets                                       5,270,518      5,817,716
     Total assets                               $117,528,245    $98,978,436

Liabilities and Stockholders' Equity


Bank loan payable                                $27,602,368    $24,253,148
Bonds payable                                                     5,235,000      5,420,000
Mortgage notes payable                            18,158,065     18,634,022
Accounts payable, accrued expenses and
  other liabilities                                6,570,900      5,706,069
  Total liabilities                               57,566,333     54,013,239

Preferred stock (73,548 shares issued)                   735
Common stock (6,316,683 shares issued)                63,167         45,209
Paid-in capital                                                  65,505,006     45,861,352
Distributions in excess of accumulated earnings  (3,724,234)      (785,953)
Treasury stock, at cost (12,951 shares)            (155,411)      (155,411)
Employee stock loans                             (1,247,351)
Deferred compensation (40,000 shares)              (480,000)
Total stockholders' equity                        59,961,912     44,965,197
 Total liabilities and stockholders' equity     $117,528,245    $98,978,436














The accompanying notes are an integral part of these condensed financial statements.

                       Great Lakes REIT, Inc.
                   Condensed Statements of Income
                    For the three months ended
                    September 30, 1996 and 1995
                            (unaudited)
                                                      1996        1995
Revenues
     Rental                                                   $6,110,590$3,761,035
     Interest and other                               30,931     117,308
           Total revenues                          6,141,521     3,878,343

Expenses
     Property operating                            2,595,271   1,647,870
     General and administrative                      516,560     239,381
     Interest                                        943,288     504,268
     Depreciation and amortization                   989,788     495,400
     Contract termination                              7,688
           Total expenses                          5,052,595   2,886,919

Net income                                                    $1,088,926  $991,424

Earnings per common share and
     common share equivalent                           $0.19       $0.24

Weighted average number of common
     shares and common share equivalents outstanding           5,830,369 4,075,125












The accompanying notes are an integral part of these condensed financial statements.

                       Great Lakes REIT, Inc.
                   Condensed Statements of Income
       For the nine months ended September 30, 1996 and 1995
                            (unaudited)

                                                        1996      1995
Revenues
     Rental                                                  $17,534,220$9,470,873
     Interest and other                               78,366     174,169
           Total revenues                         17,612,586     9,645,042

Expenses
     Property operating                            7,598,381   4,190,663
     General and administrative                    1,340,597     604,827
     Interest                                      2,865,533   1,305,620
     Depreciation and amortization                 2,705,841   1,214,567
     Contract termination                          1,604,961
           Total expenses                         16,115,313   7,315,677

Net income                                                    $1,497,273     $2,329,365

Earnings per common share and
     common share equivalent                           $0.29       $0.68

Weighted average number of common
     shares and common share equivalents outstanding           5,081,833 3,404,706


















The accompanying notes are an integral part of these condensed financial statements.
/TABLE

                       Great Lakes REIT, Inc.
       Condensed Statement of Changes in Stockholders' Equity
            For the nine months ended September 30, 1996
                            (Unaudited)



          Distribution                                           Total
               in Excess of   Employee                                Stock-
               Accumulated         Stock          Treasury       Deferred       holders'
               Earnings       Loans          Stock               Compensation   Equity

Balance, 1/1/96     ($785,953)     -       (155,411)          -              $44,965,197
Exercise of
 stock options         -             (1,247,351)         -                                   1,947,764
Net income          1,497,273                  -                   -               1,497,273
Distributions/
dividends payable
($0.30 per share)  (4,435,554)                 -                   -               (4,435,554)
Issuance of shares
 in offering                                                        14,787,232
Issuance of shares
 in merger                                                                1,200,000
Restricted stock
 awards                                               (480,000)

Balance at 9/30/96  ($3,724,234) ($1,247,351)    ($155,411)     ($480,000)        $59,961,912

The accompanying notes are an integral part of these condensed financial statements.

                             Great Lakes REIT, Inc.
             Condensed Statement of Changes in Stockholders' Equity
                  For the nine months ended September 30, 1996
                                   (Unaudited)

                  Preferred Stock                       Common Stock

               Shares                   Shares                   Paid-in
           Outstanding         Amount    Outstanding         Amount    Capital

Balance, 1/1/96         0                  $0           4,507,945          $45,209   $45,861,352
Exercise of
 stock options                             302,337            3,023     3,192,092
Net income
Distributions/
dividends payable
($0.30 per share)
Issuance of shares
 in offering        73,548           735           1,353,450            13,535  14,772,962
Issuance of shares
 in merger                                      100,000             1,000   1,199,000
Restricted stock
 awards                                     40,000               400     479,600

Balance at 9/30/96     73,548      $  735     6,303,732           $63,167  $65,505,006














The accompanying notes are an integral part of these condensed financial statements.

                           Great Lakes REIT, Inc.
                     Condensed Statements of Cash Flows
            For the nine months ended September 30, 1996 and 1995
                                 (unaudited)

                                                  1996      1995
Cash flows from operating activities
Net income                                         $1,497,273   2,329,365
Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation and amortization                    2,705,841   1,214,567
  Contract termination expense                      1,604,961
   Net changes in assets and liabilities:
    Other assets                                    1,303,793   (735,625)
    Accounts payable and accrued liabilities          688,475   2,952,744
Payment of deferred leasing costs                 (1,150,682)         (455,262)
        Net cash provided by operating activities   6,649,661   5,305,789

Cash flows from investing activities

Purchase of properties                           (18,689,351)(40,771,276)
Payment of tenant & building improvement costs    (3,085,245) (1,868,627)
Decrease in earnest money deposits                    750,000         -
        Net cash used by investing activities    (21,024,596)(42,639,903)

Cash flows from financing activities

Proceeds from sale of preferred stock                   735
Proceeds from sale of common stock                 17,594,115  17,701,552
Payment of stock issuance costs                   (2,807,617) (1,391,230)
Proceeds from exercise of stock options             1,947,764
Purchase treasury stock                                          (64,748)
Proceeds from bank and mortgage loans payable       3,349,220    25,180,000
Distributions/dividends paid and payable          (4,435,554) (2,650,050)
Repayment of mortgage notes and bonds payable       (660,957)   (588,812)
Payment of deferred financing costs                 (694,331)                  (164,568)
Payment of contract termination costs               (404,961)
        Net cash (used) provided by financing activities       13,888,414  38,022,144
Net (decrease) increase in cash and cash equivalents(486,521)     688,030
Cash and cash equivalents, beginning of year        1,302,728   2,676,594

Cash and cash equivalents, end of quarter         $   816,207  $3,364,624

Non-cash financing transactions:
Bonds payable assumed in purchase of property    $      -      $5,590,000
Issuance of common stock for acquisition of Advisor$1,200,000     -
Restricted stock awards                              $480,000     -
Employee stock loans                              $1,247,351       -




The accompanying notes are an integral part of these condensed financial statements.

                           Great Lakes REIT, Inc.
                   Notes to Condensed Financial Statements
                              September 30,1996
                                 (Unaudited)

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

On April 17, 1996, the Company acquired a 96,000 square foot office building in Springdale, Ohio, for a contract price of $6,075,000. A portion of the purchase price was financial using the Company's Bank of Boston line of credit.

On July 24, 1996, the Company acquired a 41,500 square foot single-story office building located in Lincolnshire, Illinois for a contract price of $2,800,000.

On September 25, 1996, the Company acquired three single-story office/showroom buildings totaling 125,000 square feet in Dublin, Ohio for a contract price of $8,400,000. A portion of the purchase price was financed using the Company's Bank of Boston line of credit.

3.     Related Party Transactions

The following fees have been paid to Equity Partners Ltd., (the "Advisor") or affiliates. Two directors of the Company were owners of the Advisor.

                                Paid      Paid      Payable at
                                1996      1995      September                                                             30, 1996
Property acquisition fees            $87,731   $190,275       -
Stock offering fees                      6,481  125,275       -
Advisory fees                        278,006    235,541            -
Property management fees             282,094    253,598            -
Construction management fees              120,136    31,490        -
Other fees, primarily legal fees           21,484       -               -



On February 27, 1996, the shareholders of the Company approved the acquisition of all the outstanding shares of the Advisor in exchange for 100,000 of its shares (the "Merger"). This transaction closed on April 1, 1996. Upon completion of the Merger, the cost of the Merger ($1,604,961) was assigned to contracts between the Advisor and the Company. As these contracts are effectively terminated, these costs have been charged to contract termination expenses in the nine months ended September 30, 1996. In addition, certain employees of the Advisor received 40,000 restricted shares of the Company. The fair value of the restricted stock awards ($480,000) has been deferred in the accompanying balance sheet. These amounts will be recognized as compensation expense when the restrictions on the shares are removed. As of April 1, 1996, the Company absorbed the employees of the Advisor and is now self-managed and self-advised.

4.     Financing Activities

On April 15, 1996, the Company refinanced its bank line of credit with the First National Bank of Boston (as agent). As of that date the new line of credit allowed for maximum borrowings of $35,000,000 subject to certain loan covenants. On June 28, 1996, the maximum borrowings under the line of credit were increased to $50,000,000 subject to certain loan covenants. Interest on the Bank of Boston line of credit accrues at LIBOR + 1.875% per annum. Amounts outstanding under this line of credit are due on April 12, 1998. On June 30, 1996, the Company extended its line of credit with American National Bank until June 30, 1997. The maximum amount available to be borrowed under this line of credit is $5,000,000.


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

                            Nine months                         Nine months
                                  ended                               ended
                      September 30, 1996                 September 30, 1995

 Revenues                                   $19,032,000                        $17,481,000
 Net income                   $2,096,000                         $1,630,000
 Earnings per common
  share and common
  share equivalent                 $0.33                              $0.26

6.    Private Offering of Stock

In August 1996, the Company completed an agreement with a group of institutional investors to sell 3,867,000 of its common shares at $13 per share and issue 210,128 preferred shares (the "1996 Offering").  The preferred shares carry no dividend or voting rights, and shall be converted to common shares on a one-for-one basis or canceled, depending on the Company's attainment of certain objectives related to the timing, pricing and size of a public offering of additional shares of the Company's stock by September 30, 1998.

In connection with the 1996 Offering, in August of 1996 the Company issued 1,353,450 common shares and 73,548 preferred shares and received $17,594,850 in gross proceeds from the sale of the common and preferred shares, and in October 1996, the Company issued 1,353,450 common shares and 73,548 preferred shares and received gross proceeds of $17,594,850 from the sale of those shares.  Pursuant to the terms of the
1996 Offering, in November 1996 the Company is to issue 1,160,100 common shares and
63,032 preferred shares and will receive gross proceeds of $15,081,300 from the sale of these shares.

7.    Subsequent Events

On October 21, 1996, the Company sold the property commonly known as No. 10 Oak
Hollow, an 85,000 square foot three-story office building located in Southfield,
Michigan for a contract price of $9,300,000 resulting in a gain on sale of approximately $2.1 million. The Company intends to reinvest the proceeds from this sale in a similar property via a tax-free exchange completed according to Section
1031 of the Internal Revenue Code.  On November 1, 1996, the Company acquired two single-story office and office service center buildings totaling 127,000 square feet located in Downers Grove, Illinois.  The total contract price was approximately $9.3 million and the purchase was funded from the previously escrowed sales proceeds from the No. 10 Oak Hollow property described above.

On November 8, 1996, the Company acquired two three-story office buildings totaling
122,000 square feet located in West Allis, Wisconsin (a Milwaukee suburb) for a contract price of approximately $8.0 million.  A portion of the purchase price was funded from the Bank of Boston line of credit.
/FN

ITEM 2.Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

Great Lakes REIT, Inc. (the "Company") a Maryland corporation, was formed on June 22, 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office and light industrial properties located in the Midwest. At September 30, 1996, the Company owned and operated twenty properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus and Minneapolis. The Company leases office and industrial space to over 200 tenants in a variety of businesses.

Over the past three years, the Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties in the Midwest. The Company has financed its growth by the issuance of additional shares of its common stock and by issuing short and long-term mortgage notes payable secured by its property assets. Growth in net income and funds from operations (FFO) for the three and nine months ended September 30, 1996 as compared to September 30, 1995 has been due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1995 and 1996 from the dates of their respective acquisitions.

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

Results of Operations
Nine months ended September 30, 1996

In analyzing the operating results for the nine months ended September 30, 1996 of the Company, the changes in rental income and property operating expenses, from 1995 are due principally to three factors: (1) the addition of operating results from properties acquired during 1996; (2) the addition of nine months of operating results in 1996 of properties acquired in 1995 as compared to the partial period of operating results from the dates of their respective acquisitions in 1995 and (3) improved operations of properties during 1996 as compared to 1995.

During the nine months ended September 30, 1996, the Company acquired four new investment properties. The operating results of these properties have been included in the Company's financial statements from the date of their acquisition. In 1995, the Company acquired 7 properties, and in 1996 a full nine months of operations of these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, and property operating expenses follows:
                                                            Rental income     Property                                     operating
                                                                              expenses
Increase due to inclusion
 of results of properties acquired
 during 1995                                  $6,663,000        3,242,000
Increase due to 1996 acquisitions                621,000          451,000
Improved operations in 1996
 compared to 1995                                779,000        (285,000)
Total increase in 1996                        $8,063,000        3,408,000

Interest expense during the nine months ended September 30, 1996 increased by $1,560,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisition of properties acquired in 1995 and 1996.

General and administrative expenses increased by $736,000 due to the increase in the size of the Company, and certain one-time costs associated with the relocation of the Company's offices and the adoption of certain employee agreements.

Depreciation and amortization increased in 1996 by $1,491,000 as the Company incurred these expenses on twenty properties in 1996 versus fourteen properties in 1995.

In April 1996, the Company acquired all the outstanding shares of its Advisor in exchange of 100,000 shares of the Company's stock. All contracts between the Advisor and the Company were transferred to the Company. As these contracts are effectively terminated, the costs assigned to the contracts ($1,604,961) have been charged to contract termination expense in the nine months ended September 30, 1996.

Three months ended September 30, 1996

In analyzing the operating results for the quarter ended September 30, 1996 of the Company, the changes in rental income and property operating expenses, from 1995 are due principally to three factors: (1) the addition of operating results from properties acquired during 1996; (2) the addition of a full quarter of operating results in 1996 from properties acquired in 1995 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1995 and (3) improved operations of properties during 1996 as compared to 1995.

The Company acquired four new investment properties in 1996. The operating results of these properties have been included in the Company's financial statements from the date of their acquisitions. In 1995, the Company acquired 7 properties, and in 1996 a full quarter of operations of these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, and property operating expenses follows:
                                                            Rental income     Property
                                                                              operating
                                                                              expenses
Increase due to inclusion
 of results of properties acquired
 in 1995                                      $1,850,000          795,000
Increase due to 1996 acquisitions                358,000          243,000
Improved operations in 1996
 compared to 1995                                142,000         (91,000)
Total increase in 1996                        $2,350,000         $947,000


Interest expense during the quarter ended September 30, 1996 increased by $439,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisistion of properties acquired in 1995 and 1996.

General and administrative expenses increased by $277,000 due to the increase in the size of the Company, and certain one-time costs associated with the relocation of the Company's offices and the adoption of certain employee agreements.

Depreciation and amortization increased in 1996 by $494,000 as the Company incurred these expenses on twenty properties in 1996 versus fourteen properties in 1995.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 1996 were $816,000, a decrease of $487,000 as compared to December 31, 1995. The decline is primarily due to the Company continuing to invest in tenant and other capital improvements at its properties and the acquisition of four investment properties in 1996.

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in accordance with the REIT requirements under the Internal Revenue Code.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) by long-term collateralized and uncollateralized borrowings and the issuance of debt or additional equity securities in the Company. In April 1996, the Company established a $35 million revolving credit facility with the First National Bank of Boston (as agent) and repaid substantially all of the balance outstanding on the American National Bank line of credit. In June of 1996, the Company increased its line of credit with the First National Bank of Boston to $50 million, subject to certain loan covenants. The Company also extended its line of credit with the American National Bank until June 30, 1997. The maximum amount that may be borrowed from the American National Bank is $5 million. At September 30, 1996, the Company has $27,602,368 outstanding on its line of credit with the First National Bank of Boston with approximately $2,323,000 available to borrow. The amount available to be borrowed at September 30, 1996 under the American National Bank line of credit is $5 million.

In August 1996, the Company completed an agreement with a group of institutional investors to sell 3,867,000 shares of its common stock at a price of $13 per share and issue 210,128 shares of preferred stock. In connection with the stock sale, the Company received $17,594,850 in August 1996, $17,594,850 in October 1996, and will receive $15,081,300 on November 19, 1996. The Company intends to use the proceeds from this stock sale to acquire additional investment properties, for tenant and other capital improvements at its existing properties, and for general working capital purposes. At September 30, 1996, the Company had committed to fund approximately $1.1 million of tenant improvements at its Springdale, Ohio property. The Company expects to fund these commitments, in part, through its Bank of Boston and American National Bank lines of credit.

Funds from Operations (FFO)

FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), is a measure of operating performance for real estate investment trusts and is defined as net income computed in accordance with generally accepted accounting principles (GAAP), excluding gains and losses from debt restructuring and sales of property, plus real estate depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 is as follows:

                                                                  1996           1995
Net income                                   $ 1,497,273   $ 2,329,365
Depreciation and amortization                  2,398,357     1,151,656
Contract termination expenses                  1,604,961
FFO                                           $5,500,591    $3,481,021



FFO for the three months ended September 30, 1996 and 1995 is as follows:

                                                                  1996           1995

Net income                                    $1,088,926       991,424
Depreciation and amortization                    882,556       471,706
Contract termination expense                       7,688             -
FFO                                           $1,979,170    $1,463,130

Item 4. Submission of Matters to a Vote of Security Holders

On September 24, 1996, the Company held its annual meeting of shareholders.

At the meeting, the following individuals were elected directors of the Company until the annual meeting to be held in 1997 or until their successors are elected and qualified: James J. Brinkerhoff, Wayne M. Janus, Daniel E. Josephs, Edward Lowenthal, Richard A. May, Donald E. Phillips, Russell Platt, Richard L. Rasley and Walter H. Teninga. The results of the vote were 4,467,110 in favor, none opposed and none withheld.

At the meeting, Ernst & Young LLP was approved as independent auditors of the Company for the year ended December 31, 1996. The results of the vote were 4,479,321 in favor, 8,413 opposed and 19,677 withheld their votes.

At the meeting, The Company's Incentive Stock Option Plan for 1996 whereby 500,000 shares of common stock were authorized and reserved for issuance under the plan was approved. The results of the vote were 4,017,886 in favor, 165,681 opposed and 323,844 withheld their votes.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Great Lakes REIT, Inc.
                                          (Registrant)






November 11, 1996                                   /s/ James Hicks

           Date                                                                                           James Hicks
                                                 Senior Vice President & Chief
Financial Officer
                                                (Principal Financial Officer)





November 11, 1996                                   /s/ Brett A. Brown
                     Date                                     Brett A. Brown
                                                Vice President & Controller
                                                   (Principal Accounting Officer)
