Form 10-Q/A
period 1996-06-30
GREAT LAKES REIT INC
filed 1997-03-27
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Number of common shares outstanding at March 27, 1997    8,938,040

                             Great Lakes REIT, Inc.
                               Index to Form 10-Q
                                  June 30, 1996

                                                                   Page Number

Part I

Item 1.      Financial Information:

                           Condensed Balance Sheets
                             as of June 30, 1996
                             and December 31, 1995                    4

                           Condensed Statements of Income
                              for the three months
                             ended June 30, 1996 and 1995             5

                           Condensed Statements of Income
                               for the six months                     6
                               ended June 30, 1996 and 1995



                           Condensed Statement of Changes
                              in Stockholders' Equity
                              for the six months ended
                              June 30, 1996                          7

                           Condensed Statements of Cash flows
                               for the six months
                                ended June 30, 1996 and 1995         9

                      Notes to Condensed Financial Statements       10

Item 2.      Management Discussion and Analysis of Results of
                      Operations and Financial Condition            12


                             Great Lakes REIT, Inc.
                            Condensed Balance Sheets
                                   (unaudited)


                                                                           June 30, 1996          December 31, 1995
                                                                           -------------          -----------------

Properties:
     Land                                                                    $19,566,500                $18,673,750
     Buildings, improvements and equipment                                    83,994,002                 75,667,086
          Less accumulated depreciation                                        3,872,237                  2,482,844
                                                                           -------------              -------------
                                                                              99,688,265                 91,857,992
Cash and cash equivalents                                                        327,681                  1,302,728
Goodwill                                                                       1,470,420                          -
Other assets                                                                   5,004,349                  5,817,716
                                                                           -------------              -------------
          Total assets                                                      $106,490,715                $98,978,436
                                                                          ==============              =============

Liabilities and Stockholders' Equity


Bank loan payable                                                            $29,002,368                $24,253,148
Bonds payable                                                                  5,235,000                  5,420,000
Mortgage notes payable                                                        18,320,320                 18,634,022
Accounts payable, accrued expenses and
  other liabilities                                                            6,947,084                  5,706,069
                                                                             -----------                -----------
     Total liabilities                                                        59,504,772                 54,013,239
                                                                             -----------                -----------

Preferred stock (none issued)
Common stock (4,832,216 shares issued)                                            48,322                     45,209
Paid-in capital                                                               49,166,640                 45,861,352
Distributions in excess of accumulated earnings                              (1,669,830)                  (785,953)
Treasury stock, at cost (12,951 shares)                                        (155,411)                  (155,411)
Deferred compensation (40,000 shares)                                          (403,778)
                                                                               ---------
Total stockholders' equity                                                    46,985,943                 44,965,197
                                                                             -----------                -----------
   Total liabilities and stockholders' equity                               $106,490,715               $98,978,436
                                                                            ============               ===========




The  accompany  notes  are  an  integral  part  of  these  condensed   financial
statements.



                             Great Lakes REIT, Inc.
                         Condensed Statements of Income
                           For the three months ended
                             June 30, 1996 and 1995
                                   (unaudited)

                                                                                      1996                   1995
                                                                                      ----                   ----
Revenues
         Rental                                                                    $5,900,684            $3,120,944
         Interest and other                                                            26,598                25,765
                                                                                  -----------           -----------
                    Total revenues                                                  5,927,282             3,146,709
                                                                                  -----------           -----------

Expenses
         Property operating                                                         2,535,198             1,391,922
         General and administrative                                                   562,207               201,265
         Interest                                                                     981,459               446,416
         Depreciation and amortization                                                909,044               393,997
                                                                                      -------               -------
                    Total expenses                                                  4,987,908             2,433,600
                                                                                   ----------            ----------

Net income (loss)                                                                    $939,374              $713,109
                                                                                    =========            ==========

Earnings (loss)per common share and
         common share equivalent                                                        $0.19                 $0.21
                                                                                        =====                ======

Weighted average number of common
         shares and common share equivalents outstanding                            4,848,197             3,377,054
                                                                                    =========             =========



The  accompany  notes  are  an  integral  part  of  these  condensed   financial
statements.



                             Great Lakes REIT, Inc.
                         Condensed Statements of Income
                 For the six months ended June 30, 1996 and 1995
                                   (unaudited)

                                                                                      1996                   1995
                                                                                      ----                   ----
Revenues
         Rental                                                                   $11,423,630            $5,718,771
         Interest and other                                                            47,435                47,928
                                                                                  -----------           -----------
                    Total revenues                                                 11,471,065             5,766,699
                                                                                 ------------           -----------

Expenses
         Property operating                                                         5,003,110             2,542,792
         General and administrative                                                   900,259               365,447
         Interest                                                                   1,922,245               801,352
         Depreciation and amortization                                              1,734,666               719,167
                                                                                    ---------               -------
                    Total expenses                                                  9,560,280             4,428,758
                                                                                   ----------            ----------

Net income (loss)                                                                  $1,910,785            $1,337,941
                                                                                  ===========          ============

Earnings (loss)per common share and
         common share equivalent                                                        $0.41                 $0.44
                                                                                       ======                ======

Weighted average number of common
         shares and common share equivalents outstanding                            4,707,565             3,069,497
                                                                                    =========             =========



The  accompany  notes  are  an  integral  part  of  these  condensed   financial
statements.

                             Great Lakes REIT, Inc.
             Condensed Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 1996
                                   (Unaudited)
                          Distribution                                          Total
                           in Excess of                                         Stock-
                            Accumulated       Treasury        Deferred         holders'
                             Earnings           Stock       Compensation        Equity

Balance, 1/1/96                   ($785,953)    (155,411)           -          $44,965,197
Exercise of
 stock options                         -               -                         1,697,829
Net income                         1,910,785           -            -            1,910,785
Distributions/
dividends payable
($0.30 per share)                 (2,794,662)          -            -           (2,794,662)
Issuance of shares
 in merger                                                                        1,130,572
Restricted stock
 awards                                                        (403,778)             76,222
                                 -----------    ---------      ---------       ------------

Balance at 6/30/96              ($1,669,830)    (155,411)      (403,778)        $46,985,943
                                ============    =========      =========        ===========




The accompanying notes are an integral part of these condensed financial statements.



                             Great Lakes REIT, Inc.
             Condensed Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 1996
                                   (Unaudited)

                                                        Common Stock

                                               Shares                                           Paid-in
                                             Outstanding            Amount                      Capital

Balance, 1/1/96                                   4,507,945           $45,209                       45,861,352
Exercise of
 stock options                                      171,320             1,713                        1,696,116
Net income                                             -                  -                               -
Distributions/
dividends payable
($0.30 per share)                                      -                  -                               -
Issuance of shares
 in merger                                          100,000             1,000                        1,129,572
Restricted stock
 awards                                              40,000               400                          479,600


Balance at 6/30/96                                4,819,265           $48,322                       49,166,640
                                                  =========           =======                       ==========



The accompanying notes are an integral part of these condensed financial statements.




                             Great Lakes REIT, Inc.
                       Condensed Statements of Cash Flows
                 For the six months ended June 30, 1996 and 1995
                                   (unaudited)


Cash flows from operating activities                                                            1996                1995
                                                                                                ----                ----

Net income                                                                                $1,910,785          1,337,841
Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation and amortization                                                           1,734,666            719,167
   Amortization of deferred compensation                                                      76,222
   Net changes in assets and liabilities:
      Other assets       672,957                                                         (1,194,567)
      Accounts payable and accrued liabilities                                             1,241,015          1,796,654
      Payment of deferred leasing costs                                                    (611,793)           (211,211)
                                                                                           ---------         -----------
          Net cash provided by operating activities                                        5,023,852          2,447,884
                                                                                           ---------           ---------

Cash flows from investing activities

Purchase of properties                                                                   (7,399,198)         (7,287,043)
Payment of tenant & building improvement costs                                           (1,743,775)         (1,153,678)
Decrease in earnest money deposits                                                           875,000              -
                                                                                          ----------         ------
          Net cash used by investing activities                                          (8,267,973)         (8,440,721)
                                                                                         -----------         -----------

Cash flows from financing activities

Proceeds from sale of common stock                                                                            13,799,104
Payment of stock issuance costs                                                                               (1,220,691)
Proceeds from exercise of stock options                                                    1,697,829
Proceeds from bank and mortgage loans payable                                              4,749,220           3,250,000
Distributions/dividends paid and payable                                                  (2,794,662)         (1,515,762)
Repayment of mortgage notes and bonds payable                                               (498,702)           (439,752)
Payment of deferred financing costs                                                         (449,457)               -
Acquisition of advisor                                                                      (435,154)               -
                                                                                           ---------                -
         Net cash (used) provided by financing activities                                  2,269,074          13,872,899
                                                                                           ---------          ----------
Net (decrease) increase in cash and cash equivalents                                        (975,047)          7,880,062
Cash and cash equivalents, beginning of quarter                                            1,302,728           2,676,594
                                                                                           ---------           ---------

Cash and cash equivalents, end of quarter                                                $   327,681         $10,556,656
                                                                                         ===========         ===========

Non-cash financing transactions:
Bonds payable assumed in purchase of property                                           $      -              $5,590,000
                                                                                        ============          ==========
Issuance of common stock for acquisition of Advisor                                       $1,350,000             -
                                                                                          ==========          ====
Restricted stock awards                                                                     $480,000             -
                                                                                            ========          ====





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

           On April 17, 1996, the Company acquired a 96,000 square foot office building in Springdale, Ohio, for an acquisition price of $6,314,000. A portion of the purchase price was financed using the Company's Bank of Boston bank line of credit.

3.  Related Party Transactions

           The following fees will be or have been paid to Equity Partners Ltd., (the "Advisor") or affiliates. All fees earned in 1996 related to the period prior to April 1,1996.
           Two directors of the Company were owners of the Advisor.

                                         Paid             Paid           Payable
                                         1996             1995              at
                                                                   June 30, 1996
Property acquisition fees             $87,731         $190,275
Stock offering fees                     6,481          125,266
Advisory fees                         278,006          235,541
Property management fees              269,919          253,598
Construction management fees          127,717           31,490
Other fees, primarily legal fees       17,751

           On April 1, 1996, the Company acquired all the outstanding shares of the Advisor in exchange for 100,000 shares of Common Stock (the "Merger"). The Merger has been accounted for as a purchase. Of the total purchase price of $1,565,726, $1,489,033 was assigned to goodwill and $76,693 to the net tangible assets of the Advisor acquired by the Company. Goodwill amortization is computed on a straight-line basis over a twenty year period. As of April 1, 1996, the Company employed the employees of the Advisor and is now self-managed and self-advised. Certain employees of the Advisor have received 40,000 restricted shares of Common Stock. Certain restricted shares (30,000 shares) vest to the recipients in equal amounts on April 1, 1997 and April 1, 1998 provided the recipients are still employed by the Company. The other restricted shares (10,000 shares) vest 25% on May 1, 1999 and 25% on May 1 of the next three years (2000-2002) provided the recipient is still employed by the Company. The fair value of the restricted shares at the dates of grant ($480,000) was deferred and is being recognized as compensation expense over the vesting periods.

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

                             Six months                 Six months
                                  ended                      ended
                           June 30, 1996             June 30, 1995

Revenues                     $11,649,000               $10,648,000
Net Income                    $1,798,000                $1,781,000
Earnings per common
 share and common
 share equivalent                  $0.37                     $0.37


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

A summary of these changes as they impact rental income, and property operating expenses follows:

                                                                          Rental income                     Property
                                                                                                            operating
                                                                                                            expenses
Increase due to inclusion
 of results of properties acquired
 after January 1, 1995                                                       $5,129,000                     2,252,000
Increase due to 1996 acquisitions                                               263,000                       208,000

Improved operations in 1996
 compared to 1995                                                               313,000                             -
                                                                             ----------                     ---------
Total increase in 1996                                                       $5,705,000                     2,460,000
                                                                             ==========                     =========


Interest expense during the six months ended June 30, 1996 increased by $1,121,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisition of properties acquired in 1995 and 1996.

General and administrative expenses increased by $535,000 due to the increase in the size of the Company.

Depreciation and amortization increased in 1996 by $1,015,000 as the Company incurred these expenses on eighteen properties in 1996 versus eleven properties in 1995.

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

A summary of these changes as they impact rental income, and property operating expenses follows:

                                                                          Rental income                     Property
                                                                                                            operating
                                                                                                            expenses
Increase due to inclusion
 of results of properties acquired
 after January 1, 1995                                                       $2,438,000                       989,000
Increase due to 1996 acquisitions                                               201,000                       152,000

Improved operations in 1996
 compared to 1995                                                               141,000                         2,000
                                                                             ----------                      --------
Total increase in 1996                                                       $2,780,000                     1,143,000
                                                                             ==========                     =========


Interest expense during the quarter ended June 30, 1996 increased by $535,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisistion of properties acquired in 1995 and 1996.

General and administrative expenses increased by $361,000 due to the increase in the size of the Company.

Depreciation and amortization increased in 1996 by $515,000 as the Company incurred these expenses on eighteen properties in 1996 versus eleven properties in 1995.

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

                                                                                      1996                     1995
                                                                                      ----                     ----
Net income                                                                     $ 1,910,785              $ 1,337,841
Depreciation and amortization                                                    1,490,041                  654,017
                                                                                 ---------                  -------
FFO                                                                            $ 3,400,827              $ 1,991,858
                                                                                 =========                =========

FFO for the three months ended June 30, 1996 and 1995 is as follows:

                                                                                      1996                     1995
                                                                                      ----                     ----

Net income                                                                        $939,374                 $713,109
Depreciation and amortization                                                      869,693                  361,372
                                                                                   -------                  -------
FFO                                                                             $1,809,967               $1,074,481
                                                                                ==========               ==========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      Great Lakes REIT, Inc.
                                                          (Registrant)






March 26, 1997                            /s/ James Hicks
    Date                                     James Hicks
                           Senior Vice President & Chief Financial Officer
                                    (Principal Financial Officer)




March 26, 1997                          /s/ Brett A. Brown
    Date                                   Brett A. Brown
                                      Vice President & Controller
                                     (Principal Accounting Officer)