Form 10-Q/A
period 1996-09-30
GREAT LAKES REIT INC
filed 1997-03-27
CIK 889905

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

                                                                Page Number

Part I

         Item 1.      Financial Information:

                           Condensed Balance Sheets
                             as of September 30, 1996
                             and December 31, 1995                   4

                           Condensed Statements of Income
                              for the three months
                             ended September 30, 1996 and 1995       5

                           Condensed Statements of Income
                               for the nine months                   6
                               ended September 30, 1996 and 1995

                           Condensed Statement of Changes
                              in Stockholders' Equity
                               for the nine months ended
                               September 30, 1996                    7

                           Condensed Statements of Cash flows
                               for the nine months
                                ended September 30, 1996 and 1995    9

                      Notes to Condensed Financial Statements       10

         Item 2.      Management Discussion and Analysis of
                        Results of Operations and Financial
                        Condition                                   13

         Item 4.  Submission of Matters to a Vote of Security
                   Holders                                          17

                             Great Lakes REIT, Inc.
                            Condensed Balance Sheets
                                   (unaudited)

                                                                      September 30, 1996          December 31, 1995
                                                                      ------------------          -----------------

Assets
Properties:
     Land                                                                    $21,491,500                $18,673,750
     Buildings, improvements and equipment                                    94,623,932                 75,667,086
          Less accumulated depreciation                                        4,673,912                  2,482,844
                                                                           -------------              -------------
                                                                             111,441,520                 91,857,992
Cash and cash equivalents                                                        816,207                  1,302,728
Goodwill                                                                       1,451,807
Other assets                                                                   5,317,018                  5,817,716
                                                                           -------------              -------------
          Total assets                                                      $119,026,552                $98,978,436
                                                                          ==============              =============

Liabilities and Stockholders' Equity

Bank loan payable                                                            $27,602,368                $24,253,148
Bonds payable                                                                  5,235,000                  5,420,000
Mortgage notes payable                                                        18,158,065                 18,634,022
Accounts payable, accrued expenses and
  other liabilities                                                            6,570,900                  5,706,069
                                                                             -----------                -----------
     Total liabilities                                                        57,566,333                 54,013,239
                                                                             -----------                -----------

Preferred stock (73,548 shares issued)                                               735
Common stock (6,316,683 shares issued)                                            63,167                     45,209
Paid-in capital                                                               65,435,578                 45,861,352
Distributions in excess of accumulated earnings                              (2,308,943)                  (785,953)
Treasury stock, at cost (12,951 shares)                                        (155,411)                  (155,411)
Employee stock loans                                                         (1,247,351)
Deferred compensation (40,000 shares)                                          (327,556)
                                                                               ---------
Total stockholders' equity                                                    61,460,219                 44,965,197
                                                                             -----------                -----------
   Total liabilities and stockholders' equity                               $119,026,552               $98,978,436
                                                                            ============               ===========














The accompanying notes are an integral part of these condensed financial statements.

                             Great Lakes REIT, Inc.
                         Condensed Statements of Income
                           For the three months ended
                           September 30, 1996 and 1995
                                   (unaudited)
                                                                                      1996                   1995
                                                                                      ----                   ----

Revenues
         Rental                                                                    $6,110,590            $3,761,035
         Interest and other                                                            30,931               117,308
                                                                                  -----------          ------------
                    Total revenues                                                  6,141,521             3,878,343
                                                                                  -----------           -----------

Expenses
         Property operating                                                         2,595,271             1,647,870
         General and administrative                                                   592,782               239,381
         Interest                                                                     943,288               504,268
         Depreciation and amortization                                              1,008,401               495,400
                                                                                    ---------               -------
                    Total expenses                                                  5,139,742             2,886,919
                                                                                   ----------            ----------

Net income                                                                         $1,001,779              $991,424
                                                                                  ===========            ==========

Earnings per common share and
         common share equivalent                                                        $0.17                 $0.24
                                                                                        =====                ======

Weighted average number of common
         shares and common share equivalents outstanding                            5,830,369             4,075,125
                                                                                    =========             =========



The accompanying notes are an integral part of these condensed financial statements.

                             Great Lakes REIT, Inc.
                         Condensed Statements of Income
              For the nine months ended September 30, 1996 and 1995
                                   (unaudited)

                                                                                         1996                1995
                                                                                         ----                ----
Revenues
         Rental                                                                   $17,534,220            $9,470,873
         Interest and other                                                            78,366               174,169
                                                                                  -----------          ------------
                    Total revenues                                                 17,612,586             9,645,042
                                                                                 ------------           -----------

Expenses
         Property operating                                                         7,598,381             4,190,663
         General and administrative                                                 1,493,041               604,827
         Interest                                                                   2,865,533             1,305,620
         Depreciation and amortization                                              2,743,067             1,214,567
                                                                                    ---------             ---------
                    Total expenses                                                 14,700,022             7,315,677
                                                                                  -----------            ----------

Net income                                                                         $2,912,564            $2,329,365
                                                                                  ===========          ============

Earnings per common share and
         common share equivalent                                                        $0.57                 $0.68
                                                                                       ======                ======

Weighted average number of common
         shares and common share equivalents outstanding                            5,081,833             3,404,706
                                                                                    =========             =========


The accompanying notes are an integral part of these condensed financial statements.

                             Great Lakes REIT, Inc.
             Condensed Statement of Changes in Stockholders' Equity
                  For the nine months ended September 30, 1996
                                   (Unaudited)



                           Distribution                                                                                     Total
                           in Excess of              Employee                                                              Stock-
                           Accumulated               Stock             Treasury                  Deferred                  holders'
                           Earnings                  Loans             Stock                     Compensation              Equity

Balance, 1/1/96              ($785,953)                -               (155,411)                     -                 $44,965,197
Exercise of
 stock options                      -           (1,247,351)                -                                             1,947,764
Net income                   2,912,564                                     -                         -                   2,912,564
Distributions/
dividends payable
($0.30 per share)           (4,435,554)                                    -                         -                  (4,435,554)
Issuance of shares
 in offering                                                                                                            14,787,232
Issuance of shares
 in merger                                                                                                               1,130,572
Restricted stock
 awards                                                                                           (327,556)                152,444
                              ---------              ---------            ---------               ---------             ----------

Balance at 9/30/96  ($2,308,943)                     ($1,247,351)    ($155,411)                   ($327,556)           $61,460,219
                    ============                     ============    ==========                   ==========           ===========

The accompanying notes are an integral part of these condensed financial statements.

                             Great Lakes REIT, Inc.
             Condensed Statement of Changes in Stockholders' Equity
                  For the nine months ended September 30, 1996
                                   (Unaudited)

                                    Preferred Stock                                     Common Stock

                           Shares                                      Shares                                      Paid-in
                           Outstanding               Amount            Outstanding               Amount            Capital

Balance, 1/1/96                0                        $0              4,507,945                $45,209           $45,861,352
Exercise of
 stock options                                                            302,337                  3,023             3,192,092
Net income
Distributions/
dividends payable
($0.30 per share)
Issuance of shares
 in offering                    73,548                 735              1,353,450                  13,535           14,772,962
Issuance of shares
 in merger                                                                100,000                   1,000            1,129,572
Restricted stock
 awards                                                                    40,000                     400              479,600
                       ------                        ------            ----------                --------
Balance at 9/30/96     73,548                        $  735             6,303,732                 $63,167          $65,435,578
                       ======                        ======            ==========                ========          ===========


The accompanying notes are an integral part of these condensed financial statements.

                             Great Lakes REIT, Inc.
                       Condensed Statements of Cash Flows
              For the nine months ended September 30, 1996 and 1995
                                   (unaudited)
                                                                                               1996              1995
Cash flows from operating activities
Net income                                                                                $2,912,564           2,329,365
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and amortization                                                           2,743,067           1,214,567
  Amortization of deferred compensation                                                      152,444
   Net changes in assets and liabilities:
      Other assets       1,257,293                                                         (735,625)
      Accounts payable and accrued liabilities                                               688,475           2,952,744
Payment of deferred leasing costs                                                        (1,150,682)            (455,262)
                                                                                         -----------         -----------
          Net cash provided by operating activities                                        6,603,161           5,305,789
                                                                                           ---------           ---------

Cash flows from investing activities

Purchase of properties                                                                  (18,689,351)        (40,771,276)
Payment of tenant & building improvement costs                                           (3,008,552)         (1,868,627)
Decrease in earnest money deposits                                                           750,000                 -
                                                                                          ----------               ---
          Net cash used by investing activities                                         (20,947,903)        (42,639,903)
                                                                                        ------------        ------------

Cash flows from financing activities

Proceeds from sale of preferred stock                                                            735                   -
Proceeds from sale of common stock                                                        17,594,115          17,701,552
Payment of stock issuance costs                                                          (2,807,617)         (1,391,230)
Proceeds from exercise of stock options                                                    1,947,764                   -
Purchase treasury stock                                                                            -            (64,748)
Proceeds from bank and mortgage loans payable                                              3,349,220          25,180,000
Distributions/dividends paid and payable                                                 (4,435,554)         (2,650,050)
Repayment of mortgage notes and bonds payable                                              (660,957)           (588,812)
Payment of deferred financing costs                                                        (694,331)           (164,568)
Acquisition of Advisor                                                                     (435,154)                   -
                                                                                           ---------         -----------
          Net cash (used) provided by financing activities                                13,858,221          38,022,144
                                                                                          ----------          ----------
Net (decrease) increase in cash and cash equivalents                                       (486,521)             688,030
Cash and cash equivalents, beginning of year                                               1,302,728           2,676,594
                                                                                           ---------           ---------

Cash and cash equivalents, end of quarter                                                $   816,207          $3,364,624
                                                                                         ===========          ==========

Non-cash financing transactions:
Bonds payable assumed in purchase of property                                           $      -              $5,590,000
                                                                                        ============          ==========
Issuance of common stock for acquisition of Advisor                                       $1,350,000             -
                                                                                          ==========          ====
Restricted stock awards                                                                     $480,000             -
                                                                                            ========          ====
Employee stock loans                                                                      $1,247,351              -
                                                                                          ==========          =====




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

3.       Related Party Transactions

The following fees have been paid to Equity Partners Ltd., (the "Advisor") or affiliates. Two directors of the Company were owners of the Advisor.

                                    Paid              Paid           Payable at
                                    1996              1995            September
                                                                       30, 1996
Property acquisition fees           $87,731          $190,275              -
Stock offering fees                   6,481           125,275              -
Advisory fees                       278,006           235,541              -
Property management fees            269,919           253,598              -
Construction management fees        107,717            31,490              -
Other fees, primarily legal fees     17,751               -                -

On April 1, 1996, the Company acquired all the outstanding shares of the Advisor in exchange for 100,000 shares of Common Stock (the "Merger"). The Merger has been accounted for as a purchase. Of the total purchase price of $1,565,726, $1,489,033 was assigned to goodwill and $76,693 to the net tangible assets of the Advisor acquired by the Company. Goodwill amortization is computed on a straight-line basis over a twenty year period. As of April 1, 1996, the Company employed the employees of the Advisor and is now self-managed and self-advised. Certain employees of the Advisor have received 40,000 restricted shares of Common Stock. Certain restricted shares (30,000 shares) vest to the recipients in equal amounts of April 1, 1997 and April 1, 1998 provided the recipients are still employed by the Company. The other restricted shares (10,000 shares) vest 25% on May 1, 1999 and 25% on May 1 of the next three years (2000-2002) provided the recipient is still employed by the Company. The fair value of the restricted shares at the dates of grant ($480,000) was deferred and is being recognized as compensation expense over the vesting periods.

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

                            Nine months              Nine months
                                  ended                    ended
                     September 30, 1996       September 30, 1995

Revenues                    $19,032,000              $17,481,000

Net income                   $3,512,000               $3,235,000
Earnings per common
share and common
share equivalent                  $0.55                    $0.51


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

A summary of these changes as they impact rental income, and property operating expenses follows:
                                              Rental income         Property
                                                                    operating
                                                                    expenses

Increase due to inclusion
 of results of properties acquired
 during 1995                                   $6,663,000           3,242,000

Increase due to 1996 acquisitions                 621,000             451,000

Improved operations in 1996
 compared to 1995                                 779,000            (285,000)
                                                ----------          -----------

Total increase in 1996                         $8,063,000           3,408,000
                                               ==========           =========


Interest expense during the nine months ended September 30, 1996 increased by $1,560,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisition of properties acquired in 1995 and 1996.

General and administrative expenses increased by $888,000 due to the increase in the size of the Company, and certain one-time costs associated with the relocation of the Company's offices and the adoption of certain employee agreements.

Depreciation and amortization increased in 1996 by $1,529,000 as the Company incurred these expenses on twenty properties in 1996 versus fourteen properties in 1995.

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

A summary of these changes as they impact rental income, and property operating expenses follows:
                                             Rental income          Property
                                                                    operating
                                                                    expenses

Increase due to inclusion
 of results of properties acquired
 in 1995                                       $1,850,000            795,000

Increase due to 1996 acquisitions                 358,000            243,000

Improved operations in 1996
 compared to 1995                                 142,000            (91,000)
                                                ----------         -----------

Total increase in 1996                         $2,350,000           $947,000
                                               ==========           ========



Interest expense during the quarter ended September 30, 1996 increased by $439,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisistion of properties acquired in 1995 and 1996.

General and administrative expenses increased by $353,000 due to the increase in the size of the Company, and certain one-time costs associated with the relocation of the Company's offices and the adoption of certain employee agreements.

Depreciation and amortization increased in 1996 by $513,000 as the Company incurred these expenses on twenty properties in 1996 versus fourteen properties in 1995.

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

                                             1996                     1995
                                             ----                     ----
Net income                            $ 2,912,564              $ 2,329,365
Depreciation and amortization           2,454,721                1,116,692
                                        ---------                ---------
FFO                                    $5,367,285               $3,446,057



FFO for the three months ended September 30, 1996 and 1995 is as follows:

                                            1996                     1995
                                            ----                     ----

Net income                            $1,001,779                  991,424
Depreciation and amortization            964,680                  462,775
                                         -------                  -------
FFO                                   $1,966,459               $1,454,199

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





                                                 Great Lakes REIT, Inc.
                                                      (Registrant)






March 26, 1997                                   /s/ James Hicks

    Date                                           James Hicks
                                             Senior Vice President & Chief
                                                  Financial Officer
                                             (Principal Financial Officer)





March 26, 1997                                   /s/ Brett A. Brown

     Date                                          Brett A. Brown
----------
                                             Vice President & Controller
                                            (Principal Accounting Officer)