Form 10-K405
period 1996-12-31
GREAT LAKES REIT INC
filed 1997-03-31
CIK 889905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

Commission file number 0-28354
                      ---------

                             GREAT LAKES REIT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Maryland                                     36-3844714
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                               823 Commerce Drive
                                    Suite 300
                            Oak Brook, Illinois 60521
                                 (630) 368-2900
          (Address and telephone number of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 1, 1997, there was no established trading market for the Registrant's Common Stock, $.01 par value.

The number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 1, 1997 was 8,938,040.

                      Documents Incorporated by Reference:

                                      None.

                             GREAT LAKES REIT, INC.

                         Form 10-K Annual Report -- 1996

                                Table of Contents


PART I                                                                      Page
  Item 1.         Business................................................     3
  Item 2.         Properties..............................................    11
  Item 3.         Legal Proceedings.......................................    21
  Item 4.         Submission of Matters to a Vote of Security Holders.....    21

PART II
  Item 5.         Market for Registrant's Common Equity
                    and Related Stockholder Matters.......................    22
  Item 6.         Selected Financial Data.................................    23
  Item 7.         Management's Discussion and Analysis
                    of Financial Condition and Results of Operations......    25
  Item 8.         Financial Statements and Supplementary Data.............    29
  Item 9.         Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................    29

PART III
  Item 10.        Directors and Executive Officers of the Registrant......    30
  Item 11.        Executive Compensation..................................    33
  Item 12.        Security Ownership of Certain Beneficial
                    Owners and Management.................................    39
  Item 13.        Certain Relationships and Related Transactions..........    40

PART IV
  Item 14.        Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K...............................    43

Signatures................................................................    47

Index to Financial Statements.............................................   F-1

                                     PART I

ITEM 1--BUSINESS

General

     Great Lakes REIT, Inc., a Maryland corporation formed in 1992 ("the Company"), is a fully integrated, self-administered and self-managed real estate company focused on acquiring, renovating, owning and operating suburban office properties located within an approximate 500-mile radius of metropolitan Chicago (the "Midwest Region"). The Company acquired six, three, seven and ten properties in 1993, 1994, 1995 and 1996, respectively. The Company currently owns and operates 27 properties (the "Properties") in suburban Chicago, Milwaukee, Minneapolis, Detroit, Columbus and Cincinnati (the "Current Markets"). The Properties contain approximately 2.8 million rentable square feet leased to approximately 300 tenants. As of December 31, 1996, the Properties had a weighted average occupancy rate of approximately 92%. The Company's five executive officers have an average of 17 years experience in the real estate industry. The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT").

     In 1996, the Company organized Great Lakes REIT, L.P. (the "Operating Partnership") and transferred 15 of the Properties to the Operating Partnership. The Company intends to transfer its remaining Properties to the Operating Partnership after receipt of necessary consents from mortgage lenders or repayment of amounts owed under the related mortgages. These transfers are expected to occur by June 30, 1997. As the sole general partner of the Operating Partnership, the Company has exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. Although the Company and the Operating Partnership are separate entities, unless the context otherwise requires, all references in this Report on Form 10-K to the "Company" refer to the Company and the Operating Partnership, collectively.

     Effective April 1, 1996, the Company became a self-administered and self-managed REIT upon the consummation of the merger (the "Merger") of the Company with Equity Partners, Ltd. (the "Advisor"). Prior to the Merger, the Advisor provided services to the Company relating to the selection, purchase, financing and operation of the Company's properties. Certain executive officers and other employees of the Company were previously employed by the Advisor and owned a substantial interest in the Advisor.

     The Company's primary business strategy is to acquire well-located, underperforming suburban office properties in the Midwest Region at attractive yields and to increase cash flow and property value by implementing a comprehensive operating strategy. The Company's operating strategy includes: (i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. This value-added operating strategy is intended to establish the Company as one of the suburban office owner/operators of choice in the markets it serves and to maximize tenant retention. The Company's commitment to tenant satisfaction and retention is evidenced by its retention rate of approximately 85% (based on 264,530 square feet renewed) from January 1, 1993 to December 31, 1996. In addition, the Company believes it has been successful in implementing its operating strategy as evidenced by increased occupancy rates and rental income at the Properties.

     The Company generally focuses on acquiring properties (i) with less than 250,000 rentable square feet and (ii) that are available at purchase prices below $20 million. Management believes that assets of this size are too small to be efficiently acquired on a stand-alone basis by most institutional and public sector buyers; as a result, competition for these properties is primarily limited to privately-held real estate companies and private single-purpose entities. The Company's recent acquisition activities during the last 12 months demonstrate the Company's ability to make acquisitions consistent with its strategy for growth. During 1996, the Company acquired 10 Properties at an aggregate cost of $97.6 million.

     The Company believes that the economic fundamentals in the Current Markets and certain other markets within the Midwest Region provide an attractive environment for owning, acquiring and operating suburban office properties. Since 1990, there has been limited construction of suburban office properties in the Midwest Region. The Company believes that the limited supply of new suburban office properties, together with the increased demand caused by a growing economy, will continue to result in increased occupancies and rental rates for suburban office space in the Midwest Region.

Competitive Advantages

     The Company believes it enjoys certain competitive advantages in pursuing its business and growth strategies.

     Experienced Management Team. The Company's five executive officers have an average of 17 years of real estate experience, primarily in suburban office properties located in the Midwest Region. Management's market knowledge and long-standing relationships with tenants, brokers and institutions lead to numerous investment and leasing opportunities.

     Focus on Suburban Office Properties in the Midwest Region. The Company's geographic and property-specific focus enables the Company to rapidly review and respond to acquisition opportunities as well as to anticipate and efficiently address the needs of existing and prospective tenants, resulting in favorable lease renewals, tenant expansions and new acquisition opportunities.

     Fully Integrated Organization. The Company utilizes an integrated approach to acquisition, management, leasing and renovation activities. This approach allows the Company to offer a full range of alternatives (including expansions and redevelopment of existing facilities, acquisitions and build-to-suit projects) to satisfy the space needs of existing and prospective tenants.



     Access to Capital. The Company has a $75 million secured bank credit facility (the "Credit Facility") with The First National Bank of Boston, as Agent to fund additional acquisitions and operations.

Organization

     The Company is a Maryland corporation, its principal executive offices are located at 823 Commerce Drive, Oak Brook, Illinois 60521, and its telephone number is (630) 368-2900. The Company is organized into four functional areas with each such area being managed by a vice president or more senior member of the Company's management, and, ultimately, the Company's President and Chief Executive Officer, Richard A. May. The responsibilities of the four functional areas are summarized below.

     Acquisitions and Dispositions. The acquisition and disposition area, headed by Raymond M. Braun, is responsible for all of the Company's acquisition and disposition activities, including identifying and analyzing prospective acquisitions, supervising third-party due diligence contractors, conducting the Company's purchase and sale negotiations and reviewing offers to purchase the Company's Properties.

     Asset and Property Management. The asset and property management area, headed by Kim S. Mills, is responsible for all of the Company's leasing activities, including communicating and negotiating with existing and prospective tenants, coordinating with outside leasing agents and developing leasing strategies, as well as the Company's property management activities, which include maintaining the physical properties and ensuring tenant satisfaction.

     Finance. The finance area, headed by James Hicks, is responsible for the Company's financial matters, including internal accounting and recordkeeping, cash management, oversight of the Company's indebtedness, projections and employee benefits.

     Administration and Legal. The administrative and legal area, headed by Richard L. Rasley, is responsible for all legal matters, including those related to: acquisitions, leasing, property management and dispositions, and ongoing reporting matters as well as all administrative matters, including personnel, internal management and investor relations.

Business and Growth Strategies

     The Company's primary business objectives are to maximize growth in cash flow per share and to enhance the value of its portfolio in order to maximize total return to its stockholders. The Company believes it can achieve these objectives by continuing to implement its business strategies and capitalizing on the internal and external growth opportunities described below. The Company also believes, based on its evaluation of market conditions, that a number of factors will enhance its ability to achieve its business objectives, including opportunities to maximize occupancy rates, rental rates and overall portfolio value. These factors include the continuing economic improvement in the Midwest Region as well as the limited construction of new suburban office properties in the Midwest Region, due to the cost to develop such properties relative to their current acquisition prices.

Business Strategies

     The Company's primary business strategy is to acquire well-located, underperforming suburban office properties in the Midwest Region at attractive yields and to increase cash flow and property value by implementing a comprehensive value-added operating strategy. This strategy includes: (i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. This strategy is intended to establish the Company as one of the suburban office owner/operators of choice in the markets it serves and to maximize tenant retention.

     Based on its historical activities and its knowledge of various local marketplaces, the Company believes that the Midwest Region offers opportunities for companies that are well-capitalized, experienced owners of real estate with extensive local market expertise. In addition, based on this experience and knowledge, the Company believes that the existence of a public market for its securities will enhance its access to capital, thereby allowing it to take advantage of opportunities to acquire additional suburban office properties at attractive prices and develop office properties, when feasible, at attractive returns. The Company implements its business strategies by: (i) emphasizing tenant satisfaction and retention and employing intensive property marketing programs; (ii) utilizing an integrated approach to acquisition, management, leasing and renovation activities that is designed to coordinate decision-making and enhance responsiveness to market opportunities and tenant needs; and (iii) implementing cost control management and systems that capitalize on economies of scale arising from the size and location of the Company's portfolio. The Company believes that the implementation of these operating practices has led to the increased occupancy rates and rental revenue of its existing portfolio.

     Aggressive Leasing. The Company implements an aggressive leasing strategy based on its knowledge of the Current Markets and its tenants' needs. The Company's relationships with the tenant and brokerage communities provide the Company with information to enhance its leasing and marketing efforts. The Company's policies of maintaining communications, delivering a high level of service and offering leasing flexibility provide existing tenants greater control over existing space and future space planning and serve to enhance tenant retention.

     As part of this aggressive leasing strategy, property-specific marketing plans are prepared at the time of acquisition and are constantly monitored and updated to pro-actively position each Property within its respective market. The Company enhances its leasing efforts by retaining leasing brokers that are specifically selected for their market knowledge, tenant relationships and historic ability to generate leases. This strategy enables the Company to attract and lease office space to a greater number of tenants by improving the Company's visibility in the tenant community. The Company believes its broad-based market presence in certain Current Markets provides a wide variety of Class A and Class B space alternatives for prospective tenants and existing tenants whose facility requirements evolve as their businesses grow.

     As part of its leasing strategy, the Company reviews the financial statements and other financial information on prospective tenants to assess the creditworthiness of tenants as compared to the rents required to be paid under the tenants' leases and the aggregate dollar investment required by the Company for tenant improvements and leasing commissions. The Company may require credit enhancements from tenants in the form of increased security deposits, letters of credit, and personal or corporate guarantees of lease obligations.

     Active Property Management. The Company believes that active property management is a critical aspect of the Company's activities, and it is the objective of management to intensely manage its Properties to provide a high level of service and maximum flexibility to the Company's tenants. The Company currently employs 15 individuals in its property management division, including a Vice President of Property Management who is a Certified Property Manager and has been in the industry for approximately ten years. The Company employs six property managers, primarily located at the Properties, and eight maintenance personnel.

     Integrated Decision-making and Responsiveness. In addition to the location and quality of its Properties, management generally credits its ability to maintain its Properties at above-average market occupancy levels to the coordination of its decision-making team. Acquisition, renovation and leasing activities are coordinated to enhance responsiveness to market opportunities and tenant needs. The acquisition, leasing and renovation teams work closely with the Company's senior management from the initial meeting with prospective tenants or sellers through the negotiation process. This integrated approach permits the Company to analyze the economic terms and costs (including tenant build-out and retrofitting costs) for each lease on a timely and efficient basis throughout lease negotiations. With respect to acquisitions, the Company can quickly analyze the costs of upgrades and lease-up potential. The Company is able to commit to leasing and acquisition terms quickly, facilitating timely transaction execution and build-out of tenant space, and minimizing lost income from lease rollovers.

     Economies of Scale and Leasing Flexibilities. The Company seeks to enhance portfolio value by lowering total operating costs and expenses compared to single-site ownership and management and by capitalizing on its ability to offer a range of leasing options in certain markets. The Company also strives to minimize overhead by controlling corporate general and administrative expenses.

Growth Strategies

     Internal Growth. The Company believes that opportunities exist to increase cash flow from its existing portfolio and that such opportunities will be enhanced as the suburban office markets in the

Midwest Region continue to improve. The Company intends to pursue internal growth by (i) realizing fixed contractual base rental increases; (ii) re-leasing expiring leases at increasing market rents which are expected to result from increased demand for and decreased supply of available space in the Midwest Region; (iii) continuing to maintain and improve occupancy rates through active management and aggressive leasing; and (iv) controlling operating expenses through the implementation of cost control management and systems.

     Contractual base rental increases. The Company expects to achieve internal growth in cash flow through leases which contain provisions for fixed contractual rental increases. For leases in place at January 1, 1997, 63% (on a weighted average basis) contain fixed contractual rental increases. In 1996, the contractual annualized increases in base rents under leases at the Company's existing Properties totaled approximately $437,000 and, for 1997, such increases are expected to total approximately $750,000.

     Re-leasing expiring leases to increasing market rents. Many of the Company's tenants entered into leases at favorable rental rates, compared to the current prevailing market rates, at times when the market for suburban office space was depressed and when the Company did not own the Property. As a result, as those leases expire, the Company believes that it will be able to re-lease the space at higher effective rental rates.

     Maintaining and improving occupancy rates. The Company believes that it has been successful in attracting, expanding and retaining a diverse tenant base by actively managing its Properties with an emphasis on tenant retention and satisfaction. The Company strives to be responsive to the needs of individual tenants through its on-site professional management staff and by providing tenants with leasing alternatives within the Company's portfolio to accommodate their changing space requirements. The Company's success in maintaining and improving occupancy rates is demonstrated, in part, by the number of existing tenants which have renewed or released their space, leased additional space to support their expansion needs or moved to other space within the Company's portfolio. The Company has achieved a tenant retention rate of approximately 85% (based on square feet renewed) from January 1, 1993 through December 31, 1996. The Company also seeks to improve occupancies by aggressively marketing available space within its portfolio. As of December 31, 1996, the Properties had a weighted average occupancy rate of 92% compared to 86.3% as of December 31, 1995 (or, for Properties acquired during 1996, the date of acquisition).

     External Growth. Based on its historical activities and its knowledge of the Midwest Region, the Company believes that opportunities continue to exist to acquire additional office properties in the Midwest Region that: (i) provide attractive initial yields with potential for growth in cash flow; (ii) are in desirable locations within submarkets in the Midwest Region that exhibit strong growth characteristics; (iii) have purchase prices that represent a significant discount to replacement cost; and (iv) are underperforming or need renovation, thereby providing opportunities for the Company to increase the cash flow and value of such properties through active management, rehabilitation and aggressive leasing.

     Acquisition Strategy. The Company's strategy is to acquire well-located, well-constructed suburban office properties containing 250,000 square feet or less that are less than 15 years old with purchase prices of less than $20 million. The Company believes that most institutional and public-sector buyers have tended to focus their acquisition activities on substantially larger properties in terms of square footage and purchase price. As a result of the purchasing bias of these institutional and public-sector buyers, the Company has encountered few well-capitalized competitors for the Company's target properties in its target markets. The Company believes it has been able to achieve more favorable pricing because it has been able to contract for the purchase of properties without financing and other contingencies that are generally required by less well-capitalized local buyers of these property types. In addition, the

Company has established a long and successful track record and reputation for closing on properties it has contracted to purchase.

     The Company believes that attractive opportunities exist to acquire well-located suburban office properties in the Midwest Region at a discount to replacement cost. Each acquisition opportunity is reviewed to evaluate whether it meets one or more of the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses; (ii) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy) and property rehabilitation; and (iii) availability for purchase at a price at or below estimated replacement cost. The Company intends to focus its investment activities on properties that are in one or more of the following categories:

          * Under-managed properties: properties that have below market rents and/or occupancies. For example, Princeton Hill Corporate Center, a Class A office building in Springdale, Ohio, was acquired on April 17, 1996. At the time, the occupancy was 31%. Within 41 days of taking title, the Company identified and signed as a tenant, and leased the entire unleased portion of the building.

          * Yield-oriented acquisitions: properties purchased below estimated replacement cost at attractive yields. For example, in December 1996 the Company completed the acquisition of 40 Oak Hollow, a three-story building located in Southfield, Michigan, which is currently 97.3% occupied. The acquisition cost of the Property was $91 per square foot while the Company's estimate of the Property's replacement cost is $133 per square foot.

          * Redevelopment or renovation opportunities: well located and fundamentally sound properties that may require physical renovation or cosmetic improvement to achieve their full potential performance. The Company recently completed a $3.0 million renovation of 823 Commerce Drive in Oak Brook, Illinois, which was 36% occupied at acquisition in November 1995. The Property is currently 100% occupied.

          * Opportunistic investments: opportunities to acquire under-valued assets using the Company's local market knowledge and expertise. For example, in August 1995 the Company purchased 10 Oak Hollow in Southfield, Michigan at a purchase price of $6.9 million, which reflected the pending vacancy of the entire second floor of the building. However, the Company was aware of a tenant in a nearby non-Company owned property which was in need of expansion space. The Company ultimately sold 10 Oak Hollow to that tenant for $9.3 million 14 months after its purchase of the Property. The Company used the proceeds from the sale to acquire an additional property utilizing a like-kind exchange, thereby achieving tax deferral of the gain. In addition to realizing a profit on the sale, the Company continues to manage 10 Oak Hollow and, as leases expire and the new owner takes over space for its own use, the Company may have the opportunity to re-locate displaced tenants to the two Company-owned Properties located within the same campus if any vacancies exist at that time.

     The Company believes that it possesses a competitive advantage in identifying and capitalizing on acquisition opportunities for targeted office properties due to (i) its broad-based market presence in certain of the Current Markets, (ii) the experience of its management team; (iii) its conservative capital structure and its available liquidity, including amounts available under its $75 million secured credit facility (the "Credit Facility") with The First National Bank of Boston, as Agent; and (iv) its strong relationships with certain of the region's institutional property owners and investment real estate brokers.

     Disposition Strategy. The Company also seeks to enhance stockholder value through the strategic disposition of its Properties. The Company will consider disposing of Properties on a tax-deferred basis and re-deploying any proceeds from sales into properties with higher yield potential. Generally, the Company seeks to dispose of its Properties when one or more of the following conditions apply: (i) market prices are at or near replacement cost; (ii) occupancy is high and the potential to increase cash flow and property value within a reasonable period is limited; (iii) the Company believes the capital received can be more efficiently redeployed; or (iv) ownership of the Property is no longer consistent with the Company's operating strategies.

     In 1996, the Company sold two properties, 830 West End Court, Vernon Hills, Illinois and 10 Oak Hollow, Southfield, Michigan, aggregating approximately 110,000 square feet. The Company's weighted average holding period for the two properties was approximately 19 months. As a result of the Company's value-added operating strategy during the time the Company owned the Vernon Hills and the 10 Oak Hollow properties, the weighted average occupancy rate increased from 90.4% to 99.4%. The total sale price of $12.1 million reflected a 36% increase over the Company's aggregate cost of these properties (including leasing commissions). Both properties were sold on a tax-deferred basis using like-kind exchanges.

     Financing Strategy. The Company seeks to maintain a well-balanced, conservative and flexible capital structure by: (i) targeting a total debt to total market capitalization ratio of no greater than 50%; and (ii) limiting the use of the Credit Facility to short term financing of acquisitions and working capital requirements. The Company is currently negotiating to expand the borrowing capacity under the Credit Facility from $75 million to $100 million; however, the Company does not expect to consummate such increase until it determines such additional capacity is needed.

     Development. The Company intends to enhance its leasing flexibility by providing build-to-suit development to accommodate current and prospective tenants requiring space that is otherwise unavailable in the marketplace. The Company will also continue its redevelopment activities of older buildings which have desirable locations.

Competition

     The Company may be competing with other owners and developers that have greater resources and more experience than the Company. In addition, an increase in the number of competitive properties in any particular market in which the Properties are located could have a material adverse effect on (i) the Company's ability to lease space at the Properties or any newly-acquired property and (ii) the rents charged at the Properties. The Company believes that the number of real estate developers has decreased as a result of the recessionary market conditions and tight credit markets during the early 1990s and the reluctance on the part of more conventional financing sources to fund acquisition projects.

Insurance

     The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of the Properties, with policy specifications and insured limits that the Company believes are adequate and appropriate under the circumstances. There are, however, certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in any of the Properties, as well as the anticipated future revenues from such Property and, in the case of recourse debt, the Company would remain obligated for any mortgage debt or other financial obligations related to such Property. Any such loss would adversely affect the Company. Moreover, as a general partner of the Operating Partnership, the Company will generally be liable for any of the Operating Partnership's unsatisfied obligations other than non-recourse obligations. The Company believes that the

Properties are adequately insured; however, no assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

Environmental Regulations

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs incurred in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such site.

     During the last year, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at each of the Properties. In addition, a limited-scope Phase II Assessment ("Phase II Assessment") has been conducted at the University Office Plaza property (the Phase I Assessments and the Phase II Assessment are collectively referred to as the "Environmental Assessments"). The Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Except for the Phase II Assessment and certain limited sampling in connection with underground tank and/or piping removals at The Arlington Ridge Service Center and One Park Plaza properties, no invasive techniques such as soil or groundwater sampling were performed at any of the Properties. The Company's Environmental Assessments of the Properties have not revealed any condition giving rise to an environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations taken as a whole, nor is the Company otherwise aware of any such condition. There can be no assurance, however, that the Company's Environmental Assessments would reveal all conditions giving rise to environmental liabilities. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

Employees

     As of December 31, 1996, the Company had 34 employees, none of whom is represented by a collective bargaining unit.

ITEM 2--PROPERTIES

General

     The Company owns 27 Properties containing approximately 2.8 million square feet. The Properties consist primarily of Class A and Class B suburban office properties, which range in size from approximately 15,000 to 260,000 rentable square feet. The Properties consist of 20 suburban office properties, two light industrial distribution facilities and five office/service centers (generally single-story buildings with both finished office and unfinished storage area). The 27 Properties are located in the suburban areas of Chicago (15), Milwaukee
(4), Minneapolis (3), Detroit (3), Columbus (1) and Cincinnati (1). Many of the Properties offer amenities, including indoor and outdoor parking, loading dock facilities, on-site property management, in-house conference facilities and lounge areas with food and beverage service.

     Management believes that the location and quality of construction of the Properties, as well as the Company's reputation for providing superior tenant service, enable the Company to attract and retain a diverse tenant base. As of December 31, 1996, the Properties were leased to approximately 300 tenants, no single tenant accounted for more than 3.3% of the aggregate Annualized Base Rent of the Company's portfolio and only 19 tenants individually represented more than 1% of such aggregate Annualized Base Rent. Over 60% of the occupied space is leased to tenants that occupy 10,000 square feet or more.

     The Company or the Operating Partnership holds fee simple title to each of the Properties. The following table sets forth certain of the information as of January 1, 1997 regarding the Properties.

                                                                       Percentage
                                                                        of Total
                                                                        Portfolio                       Percentage
                                                            Approximate Rentable            Annualized  of Portfolio
                                                Year Built/   Rentable   Square   Percent   Base Rent   Annualized  Encumbrance
Submarket/Property              Location         Renovated  Square Feet   Feet    Leased    ($000s)(1)   Base Rent    ($000s)
------------------              --------         ---------  -----------   ----    ------    ----------   ---------    -------
Suburban Chicago
----------------
Centennial Center.............. Schaumburg        1980/1993   259,730     9.3%     95.2%     $1,973        6.3%            (2)
Highpoint Business Center...... Wood Dale           1986      113,911     4.1%     88.3%      1,026        3.3       $2,689
Arlington Ridge Service Center. Arlington Heights   1987       96,219     3.4%     87.4%      1,047        3.3        1,404
1251 Plum Grove Road........... Schaumburg        1986/1996    43,301     1.5%     43.1%        217        0.7          --
1011 East Touhy Avenue......... Des Plaines       1978/1995   155,657     5.6%     91.1%      2,311        7.4        2,429
2800 River Road................ Des Plaines         1983      100,527     3.6%     76.5%      1,253        4.0             (2)
Kensington Corporate Center.... Mount Prospect      1989       85,874     3.1%     77.3%        792        2.5             (2)
565 Lakeview Parkway........... Vernon Hills        1991       84,808     3.0%     68.4%        618        2.0             (2)
One Hawthorn Place............. Vernon Hills        1987       84,065     3.0%     91.5%      1,344        4.3        3,145
Two Marriott Drive............. Lincolnshire        1985       41,500     1.5%    100.0%        337        1.1             (2)
3400 Corporate Center.......... Northbrook          1986       74,884     2.7%    100.0%      1,246        4.0        2,061
3010 and 3020 Woodcreek Drive.. Downers Grove     1985-86     127,713     4.6%     92.5%      1,339        4.2             (2)
823 Commerce Drive............. Oak Brook         1969/1996    45,162     1.6%     80.9%        622        2.0             (2)
1675 Holmes Road............... Elgin               1990      101,286     3.6%    100.0%        473        1.5        2,237
Court Office Center............ Markham             1984       15,000     0.5%    100.0%        224        0.7          688
                                                            ---------    -----    ------     ------       -----      --------
   Subtotal/Weighted Average                                1,429,637    51.1%     88.0%     14,822       47.3%      14,653

Suburban Milwaukee
------------------
One Park Plaza................ Milwaukee            1984      197,122     7.0%     94.8%      2,191        7.0%            (2)
Park Place VII................ Milwaukee            1989       36,069     1.3%    100.0%        602        1.9        1,173
Lincoln Center II and III..... West Allis          1984-87    121,508     4.5%     96.1%      1,718        5.4             (2)
Brookfield Lakes Corporate
   Center..................... Brookfield           1987      117,615     4.4%     98.4%      1,275        4.1        3,349
                                                              -------    -----    ------      -----       -----      --------
   Subtotal/Weighted Average                                  472,314    16.8%     96.5%      5,786       18.4%       4,522

Suburban Minneapolis
--------------------
Court International II........ St. Paul           1916/1985   199,670     7.1%     95.5%      1,913        6.1%            (2)
University Office Plaza....... Minneapolis        1979/1997    97,658     3.5%    100.0%      1,176        3.7        5,235
11100 Hampshire Avenue........ Bloomington          1980       50,625     1.8%    100.0%        219         .7          824
                                                             --------    -----    ------     ------       -----       -------
   Subtotal/Weighted Average                                  347,953    12.4%     97.4%      3,308       10.5%       6,059

Suburban Detroit
----------------
Long Lake Crossings........... Troy                 1988      169,959     6.1%     91.4%      2,776        8.8%            (2)
40 Oak Hollow................. Southfield           1989       80,281     2.9%     97.3%      1,211        3.9             (2)
Oak Hollow Gateway............ Southfield           1987       79,546     2.8%     98.2%      1,206        3.8             (2)
                                                             --------    -----     -----     ------       -----       -------
   Subtotal/Weighted Average                                  329,786    11.8%     94.5%      5,193       16.5%         --

Suburban Columbus
-----------------
Dublin Techmart............... Dublin               1986      124,929     4.5%    100.0%      1,211        3.9%            (2)

Suburban Cincinnati
-------------------
Princeton Hill Corporate
  Center...................... Springdale           1988       95,910     3.4%    100.0%      1,057        3.4%            (2)
                                                              -------   ------    ------    -------       -----     ---------

Total / Weighted Average..................................  2,800,529   100.0%     92.3%    $31,377      100.0%     $25,234

(1) Annualized Base Rent is the monthly contractual base rent as of January 1, 1997 under existing leases, multiplied by 12.

(2) The Property is pledged as security for the Credit Facility, which totalled $63,802,368 at December 31, 1996.

Tenants

     The Properties are leased to over 300 tenants which are engaged in a variety of regional, national and international businesses, including healthcare providers such as Health Partners, United Health Care Services of Minnesota, Inc., CNR HEALTH, INC. and Health Direct, Inc., insurance companies such as Metropolitan Life, Community Insurance Co., Employers Insurance of Wausau and St. Paul Fire and Marine Insurance Company, and high-tech firms such as Aksys, Ltd., Bay Networks, Inc. and WorldCom, Inc.

     Tenant   Diversification.   The  following  table  sets  forth  information
regarding the Company's leases with its 20 largest tenants based upon Annualized Base Rent as of January 1, 1997:

                                                                          Percentage of                 Percentage
                                                Remaining                   Aggregate     Aggregate         of
                                      Number     Lease      Annualized      Portfolio      Rentable      Aggregate
                                        of       Term in    Base Rents     Annualized       Square        Leased
                                      Leases    Months(1)     (000s)        Base Rent        Feet       Square Feet
                                      ------     ------       ------        ---------        ----       -----------
Metropolitan Life Insurance
  Company............................    3         19         $  984           3.14%        83,511          3.23%
Health Partners......................    1         49            981           3.13         82,817          3.20
United HealthCare Services
  of Minnesota, Inc..................    1         66            795           2.53        105,949          4.10
Community Insurance Company..........    1         53            747           2.38         68,573          2.65
American Honda Motor
  Company, Inc.......................    2         41            606           1.93         50,062          1.94
Employers Insurance of
  Wausau.............................    1        106            601           1.92         48,798          1.89
Howard Needles Tammen
  & Bergendoff.......................    1         47            586           1.87         33,177          1.28
St. Paul Fire and Marine
   Insurance Company.................    1         19            577           1.84         27,091          1.05
Interim Technology...................    2         39            509           1.62         30,448          1.18
Health Direct, Inc...................    3          6            436           1.39         29,490          1.14
A.O. Smith Corporation...............    2        105            406           1.29         51,012          1.97
CNR HEALTH, INC......................    1         75            398           1.27         30,550          1.18
Crawford & Company...................    1         43            396           1.26         58,100          2.25
Sisters of The Sorrowful Mother
   Ministry Corporation..............    1         53            374           1.19         22,987          0.89
Midwest Re-employment
  Consultants, Inc...................    1          8            374           1.19         19,789          0.77
Walsh College of
  Accountancy and Business
  Administration.....................    1         20            372           1.19         20,836          0.81
Aksys, Ltd...........................    1        116            338           1.08         41,500          1.61
Bay Networks, Inc....................    1         51            326           1.04         20,532          0.79
WorldCom, Inc........................    1         55            309           0.98         18,700          0.72
The Lutheran General Medical
  Group, S.C.........................    1         65            300           0.96         19,239          0.74
                                        --        ---         ------         ------        -------        ------
Total/Weighted Average                  27         54        $10,415          33.19%        86,161         33.39%

(1) Weighted average calculation based on aggregate leased square footage for each tenant.

Leases

     The Company's leases are typically structured for terms of five years. The Company's leases are a mixture of net leases (whereby tenants pay their pro rata share of real estate tax and operating expenses) and full service, gross leases under which tenants typically pay for all real estate tax and operating expenses above those for an established base year or expense stop. Leases on a significant portion of the rentable square feet in the Company's portfolio are net leases that were in existence upon the Company's acquisition of the Properties. However, whether structured as net leases or gross leases with base year or expense stop expense reimbursement clauses, virtually all leases entered into by the Company require tenants to reimburse the Company for the tenant's pro-rata share of real estate tax and operating expense increases.

     Leases often contain provisions permitting tenants to renew at prevailing market rates. Under the Company's leases, the Company is generally responsible for structural repairs. Certain leases contain provisions which permit the tenant to terminate its lease upon written notice to the Company, subject to the tenant's obligation to pay a termination penalty. Such termination penalties are generally negotiated with a tenant when a lease is executed and are usually calculated to compensate the Company for unamortized tenant improvements and leasing commissions at the termination date, and, in certain instances, for rent on the space for a period of months after the termination date.

     Lease Distributions. The following table sets forth information relating to the distribution of the Company's leases based on rentable square feet under lease, as of January 1, 1997.

                                                                                                 Percentage of
                                                      Percentage of                                Aggregate
                                                        Aggregate              Annualized          Portfolio
Square Feet                     Number of           Portfolio Leased            Base Rent         Annualized
Under Lease                      Leases               Square Feet                (000s)            Base Rent
-----------                      ------               -----------                ------            ---------
2,500 or Less................      116                     6.59%                 2,532                 8.07%
2,501 - 5,000................       85                    11.92                  4,252                13.55
5,001 - 7,500................       46                    10.96                  3,693                11.77
7,501 - 10,000...............       26                     8.85                  2,869                 9.14
10,001 - 20,000..............       37                    20.20                  6,925                22.07
20,001 - 40,000..............       16                    15.68                  5,137                16.37
40,001 +.....................       11                    25.80                  5,969                19.03
                                   ---                   ------                 ------               ------
   Total.....................      337                   100.00%               $31,377               100.00%
                                   ===                   ======                =======               ======

     Lease Expirations -- Portfolio Total. The following table sets forth a summary schedule of the lease expirations for the Properties for leases in place as of January 1, 1997, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                                                 Annualized        Percentage of
                                           Square          Percentage of        Base Rent of           Total
                         Number of       Footage of        Total Leased           Expiring           Portfolio
Year of                   Leases          Expiring        Square Feet of        Leases (000s)      Base Rent of
Lease Expiration         Expiring          Leases         Expiring Leases         at 1/1/97       Expiring Leases
----------------         --------          ------         ---------------         ---------       ---------------
1997...................      76           389,961              15.09%            $ 4,569                14.56%
1998...................      61           496,525              19.21               5,967                19.02
1999...................      57           279,262              10.80               3,568                11.37
2000...................      61           389,997              15.09               5,355                17.07
2001...................      51           494,435              19.12               6,535                20.83
2002...................      16           271,420              10.50               2,508                 7.99
2003...................       5            53,089               2.05                 767                 2.44
2004...................       4            35,658               1.38                 403                 1.29
2005...................       3            76,968               2.98                 694                 2.21
2006...................       3            97,634               3.78               1,011                 3.22
                            ---           -------              -----              ------                -----
   Total...............     337         2,584,949             100.00%            $31,377               100.00%
                            ===         =========             ======             =======               ======

                                       14

     Lease Expirations - Property By Property. The following table sets forth detailed lease expiration information for each of the Properties for leases in place as of January 1, 1997, assuming that none of the tenants exercises renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                                           Year of Lease Expiration
                                                                           ------------------------
PROPERTY                                                  1997      1998        1999       2000         2001         2002
--------                                                  ----      ----        ----       ----         ----         ----

SUBURBAN CHICAGO
   CENTENNIAL CENTER

   Square Footage of Expiring Leases                     38,229      4,406       2,973     13,646       19,056      166,515
   Percentage of Total Leased Sq. Ft                      15.47%      1.78%       1.20%      5.52%        7.71%       67.37%
   Annualized Base Rent of Expiring Leases             $346,384   $ 50,272   $  30,102   $ 83,514    $ 178,687   $1,273,150
   Percentage of Total Annualized Base Rent               17.56%      2.55%       1.53%      4.23%        9.06%       64.53%
   Number of Leases Expiring                                  3          1           2          1            4            5
   Annual base rent per square foot of expiring leases $   9.06   $  11.41   $   10.13   $   6.12    $    9.38   $     7.65

   1675 HOLMES ROAD

   Square Footage of Expiring Leases                               101,286
   Percentage of Total Leased Sq. Ft                                100.00%
   Annualized Base Rent of Expiring Leases                        $473,063
   Percentage of Total Annualized Base Rent                         100.00%
   Number of Leases Expiring                                             3
   Annual base rent per square foot of expiring leases            $   4.67

   ARLINGTON RIDGE SERVICE CENTER

   Square Footage of Expiring Leases                                                       61,980
   Percentage of Total Leased Sq. Ft                                                        73.72%
   Annualized Base Rent of Expiring Leases                                               $771,166
   Percentage of Total Annualized Base Rent                                                 73.63%
   Number of Leases Expiring                                                                    3
   Annual base rent per square foot of expiring leases                                   $  12.44

   1251 PLUM GROVE ROAD

   Square Footage of Expiring Leases                      5,085      9,195                               4,373
   Percentage of Total Leased Sq. Ft                      27.26%     49.30%                              23.44%
   Annualized Base Rent of Expiring Leases             $ 43,223   $114,711                            $ 59,036
   Percentage of Total Annualized Base Rent               19.92%     52.87%                              27.21%
   Number of Leases Expiring                                  1          2                                   1
   Annual base rent per square foot of expiring leases $   8.50   $  12.48                            $  13.50



PROPERTY                                                  2003         2004        2005        2006         Total
--------                                                  ----         ----        ----        ----         -----
SUBURBAN CHICAGO
   CENTENNIAL CENTER

   Square Footage of Expiring Leases                      2,357                                             247,182
   Percentage of Total Leased Sq. Ft                       0.95%                                             100.00%
   Annualized Base Rent of Expiring Leases              $10,607                                          $1,972,716
   Percentage of Total Annualized Base Rent                0.54%                                             100.00%
   Number of Leases Expiring                                  1                                                  17
   Annual base rent per square foot of expiring leases  $  4.50

   1675 HOLMES ROAD

   Square Footage of Expiring Leases                                                                        101,286
   Percentage of Total Leased Sq. Ft                                                                         100.00%
   Annualized Base Rent of Expiring Leases                                                               $  473,063
   Percentage of Total Annualized Base Rent                                                                  100.00%
   Number of Leases Expiring                                                                                      3
   Annual base rent per square foot of expiring leases

   ARLINGTON RIDGE SERVICE CENTER

   Square Footage of Expiring Leases                                22,097                                   84,077
   Percentage of Total Leased Sq. Ft                                 26.28%                                  100.00%
   Annualized Base Rent of Expiring Leases                        $276,248                               $1,047,414
   Percentage of Total Annualized Base Rent                          26.37%                                  100.00%
   Number of Leases Expiring                                             2                                        5
   Annual base rent per square foot of expiring leases            $  12.50

   1251 PLUM GROVE ROAD

   Square Footage of Expiring Leases                                                                         18,653
   Percentage of Total Leased Sq. Ft                                                                         100.00%
   Annualized Base Rent of Expiring Leases                                                               $  216,970
   Percentage of Total Annualized Base Rent                                                                  100.00%
   Number of Leases Expiring                                                                                      4
   Annual base rent per square foot of expiring leases


                                                                       Year of Lease Expiration
                                                                       ------------------------
PROPERTY                                                  1997       1998       1999       2000         2001         2002
--------                                                  ----       ----       ----       ----         ----         ----
   1011 EAST TOUHY AVENUE

   Square Footage of Expiring Leases                     55,260      9,472       9,355      6,132       22,108       19,239
   Percentage of Total Leased Sq. Ft.                     38.98%      6.68%       6.60%      4.33%       15.59%       13.57%
   Annualized Base Rent of Expiring Leases             $855,681   $189,160    $139,345    $89,129     $378,328     $299,698
   Percentage of Total Annualized Base Rent               37.03%      8.19%       6.03%      3.86%       16.37%       12.96%
   Number of Leases Expiring                                 14          3           5          1            5            1
   Annual base rent per square foot of expiring leases   $15.48     $19.97      $14.90     $14.54       $17.11       $15.58

   HIGHPOINT BUSINESS CENTER

   Square Footage of Expiring Leases                     41,535      9,628       3,376      2,958                    16,935
   Percentage of Total Leased Sq. Ft.                     41.28%      9.57%       3.36%      2.94%                    16.83%
   Annualized Base Rent of Expiring Leases             $427,557   $105,234     $43,888    $26,659                  $178,664
   Percentage of Total Annualized Base Rent               41.68%     10.26%       4.28%      2.60%                    17.42%
   Number of Leases Expiring                                  5          1           1          1                         1
   Annual base rent per square foot of expiring leases   $10.29     $10.93      $13.00      $9.01                    $10.55

   2800 RIVER ROAD

   Square Footage of Expiring Leases                     12,837      1,341      15,446     11,551       35,696
   Percentage of Total Leased Sq. Ft.                     16.70%      1.74%      20.09%     15.03%       46.44%
   Annualized Base Rent of Expiring Leases             $188,829    $24,138    $275,133   $190,854     $573,725
   Percentage of Total Annualized Base Rent               15.07%      1.93%      21.96%     15.24%       45.80%
   Number of Leases Expiring                                  4          1           3          5            5
   Annual base rent per square foot of expiring leases   $14.71     $18.00      $17.81     $16.52       $16.07

   KENSINGTON CORPORATE CENTER

   Square Footage of Expiring Leases                                66,419
   Percentage of Total Leased Sq. Ft.                               100.00%
   Annualized Base Rent of Expiring Leases                        $791,886
   Percentage of Total Annualized Base Rent                         100.00%
   Number of Leases Expiring                                             1
   Annual base rent per square foot of expiring leases              $11.92

   3010 AND 3020 WOODCREEK DRIVE

   Square Footage of Expiring Leases                     12,351     15,323      17,107     29,668       43,741
   Percentage of Total Leased Sq. Ft.                    10.45%      12.96%      14.47%     25.10%       37.02%
   Annualized Base Rent of Expiring Leases            $154,681    $220,365    $159,625   $292,908     $511,420
   Percentage of Total Annualized Base Rent              11.55%      16.46%      11.92%     21.88%       38.19%
   Number of Leases Expiring                                 3           2           2          3            3
   Annual base rent per square foot of expiring leases  $12.52      $14.38       $9.33      $9.87       $11.69


PROPERTY                                                   2003        2004        2005         2006        Total
--------                                                   ----        ----        ----         ----        -----
   1011 EAST TOUHY AVENUE

   Square Footage of Expiring Leases                       12,867                                7,336       141,769
   Percentage of Total Leased Sq. Ft.                        9.08%                                5.17%       100.00%
   Annualized Base Rent of Expiring Leases               $234,823                             $124,712    $2,310,876
   Percentage of Total Annualized Base Rent                 10.16%                                5.40%       100.00%
   Number of Leases Expiring                                    1                                    1            31
   Annual base rent per square foot of expiring leases     $18.25                               $17.00

   HIGHPOINT BUSINESS CENTER

   Square Footage of Expiring Leases                                   7,939       18,241                    100,612
   Percentage of Total Leased Sq. Ft.                                   7.89%       18.13%                    100.00%
   Annualized Base Rent of Expiring Leases                           $79,239     $164,397                 $1,025,638
   Percentage of Total Annualized Base Rent                             7.73%       16.03%                    100.00%
   Number of Leases Expiring                                               1            1                         11
   Annual base rent per square foot of expiring leases                 $9.98        $9.01

   2800 RIVER ROAD

   Square Footage of Expiring Leases                                                                          76,871
   Percentage of Total Leased Sq. Ft.                                                                         100.00%
   Annualized Base Rent of Expiring Leases                                                                $1,252,679
   Percentage of Total Annualized Base Rent                                                                   100.00%
   Number of Leases Expiring                                                                                      18
   Annual base rent per square foot of expiring leases

   KENSINGTON CORPORATE CENTER

   Square Footage of Expiring Leases                                                                          66,419
   Percentage of Total Leased Sq. Ft.                                                                         100.00%
   Annualized Base Rent of Expiring Leases                                                                  $791,886
   Percentage of Total Annualized Base Rent                                                                   100.00%
   Number of Leases Expiring                                                                                       1
   Annual base rent per square foot of expiring leases

   3010 AND 3020 WOODCREEK DRIVE

   Square Footage of Expiring Leases                                                                         118,190
   Percentage of Total Leased Sq. Ft.                                                                         100.00%
   Annualized Base Rent of Expiring Leases                                                                $1,338,999
   Percentage of Total Annualized Base Rent                                                                   100.00%
   Number of Leases Expiring                                                                                      13
   Annual base rent per square foot of expiring leases


                                                                         Year of Lease Expiration
                                                                         ------------------------
PROPERTY                                                    1997       1998       1999       2000        2001        2002
--------                                                    ----       ----       ----       ----        ----        ----
   823 COMMERCE DRIVE

   Square Footage of Expiring Leases                                  14,026                            22,515
   Percentage of Total Leased Sq. Ft.                                  38.38%                            61.62%
   Annualized Base Rent of Expiring Leases                          $203,377                          $418,779
   Percentage of Total Annualized Base Rent                            32.69%                            67.31%
   Number of Leases Expiring                                               1                                 2
   Annual base rent per square foot of expiring leases                $14.50                            $18.60

   565 LAKEVIEW PARKWAY

   Square Footage of Expiring Leases                        28,223                8,942                 17,133
   Percentage of Total Leased Sq. Ft.                        48.65%               15.42%                 29.54%
   Annualized Base Rent of Expiring Leases                $284,206             $101,134               $164,820
   Percentage of Total Annualized Base Rent                  46.00%               16.37%                 26.68%
   Number of Leases Expiring                                     1                    1                      1
   Annual base rent per square foot of expiring leases      $10.07               $11.31                  $9.62

   ONE HAWTHORN PLACE

   Square Footage of Expiring Leases                        17,469    13,053     19,889      17,658      6,039       2,822
   Percentage of Total Leased Sq. Ft.                        22.71%    16.97%     25.85%      22.95%      7.85%       3.67%
   Annualized Base Rent of Expiring Leases                $297,669  $233,587   $335,568    $314,934   $108,137     $53,619
   Percentage of Total Annualized Base Rent                  22.16%    17.39%     24.97%      23.44%      8.05%       3.99%
   Number of Leases Expiring                                     9         5          4           3          3           1
   Annual base rent per square foot of expiring leases      $17.04    $17.90     $16.87      $17.84     $17.91      $19.00

   3400 CORPORATE CENTER

   Square Footage of Expiring Leases                         2,716    17,867     20,349      16,140      8,655       3,535
   Percentage of Total Leased Sq. Ft.                         3.63%    23.86%     27.17%      21.55%     11.56%       4.72%
   Annualized Base Rent of Expiring Leases                 $29,187  $320,869   $401,225    $287,464   $107,124     $51,967
   Percentage of Total Annualized Base Rent                   2.34%    25.76%     32.22%      23.08%      8.60%       4.17%
   Number of Leases Expiring                                     2         7          3           7          3           1
   Annual base rent per square foot of expiring leases      $10.75    $17.96     $19.72      $17.81     $12.38      $14.70

   TWO MARRIOTT DRIVE

   Square Footage of Expiring Leases
   Percentage of Total Leased Sq. Ft.
   Annualized Base Rent of Expiring Leases
   Percentage of Total Annualized Base Rent
   Number of Leases Expiring
   Annual base rent per square foot of expiring leases



PROPERTY                                                    2003        2004        2005        2006      Total
--------                                                    ----        ----        ----        ----      -----
   823 COMMERCE DRIVE

   Square Footage of Expiring Leases                                                                      36,541
   Percentage of Total Leased Sq. Ft.                                                                     100.00%
   Annualized Base Rent of Expiring Leases                                                              $622,156
   Percentage of Total Annualized Base Rent                                                               100.00%
   Number of Leases Expiring                                                                                   3
   Annual base rent per square foot of expiring leases

   565 LAKEVIEW PARKWAY

   Square Footage of Expiring Leases                        3,704                                         58,002
   Percentage of Total Leased Sq. Ft.                        6.39%                                        100.00%
   Annualized Base Rent of Expiring Leases                $67,654                                       $617,814
   Percentage of Total Annualized Base Rent                 10.95%                                        100.00%
   Number of Leases Expiring                                    1                                              4
   Annual base rent per square foot of expiring leases    $ 18.27

   ONE HAWTHORN PLACE

   Square Footage of Expiring Leases                                                                      76,930
   Percentage of Total Leased Sq. Ft.                                                                     100.00%
   Annualized Base Rent of Expiring Leases                                                            $1,343,514
   Percentage of Total Annualized Base Rent                                                               100.00%
   Number of Leases Expiring                                                                                  25
   Annual base rent per square foot of expiring leases

   3400 CORPORATE CENTER

   Square Footage of Expiring Leases                                  5,622                               74,884
   Percentage of Total Leased Sq. Ft.                                  7.51%                              100.00%
   Annualized Base Rent of Expiring Leases                          $47,715                           $1,245,551
   Percentage of Total Annualized Base Rent                            3.83%                              100.00%
   Number of Leases Expiring                                              1                                   24
   Annual base rent per square foot of expiring leases                $8.49

   TWO MARRIOTT DRIVE

   Square Footage of Expiring Leases                                                           41,500     41,500
   Percentage of Total Leased Sq. Ft.                                                          100.00%    100.00%
   Annualized Base Rent of Expiring Leases                                                   $337,500   $337,500
   Percentage of Total Annualized Base Rent                                                    100.00%    100.00%
   Number of Leases Expiring                                                                        1          1
   Annual base rent per square foot of expiring leases                                          $8.13

                                                                      Year of Lease Expiration
                                                                      ------------------------
PROPERTY                                                  1997       1998       1999        2000        2001         2002
--------                                                  ----       ----       ----        ----        ----         ----
   COURT OFFICE CENTER

   Square Footage of Expiring Leases                      2,385                 12,615
   Percentage of Total Leased Sq. Ft.                     15.90%                 84.10%
   Annualized Base Rent of Expiring Leases              $33,716               $190,427
   Percentage of Total Annualized Base Rent               15.04%                 84.96%
   Number of Leases Expiring                                  2                      3
   Annual base rent per square foot of expiring leases   $14.14                 $15.10

SUBURBAN MILWAUKEE
   ONE PARK PLAZA

   Square Footage of Expiring Leases                      5,797     12,361      23,053     35,482       11,162           16
   Percentage of Total Leased Sq. Ft.                      3.10%      6.61%      12.33%     18.98%        5.97%        0.01%
   Annualized Base Rent of Expiring Leases              $94,790   $133,707    $269,122   $608,742     $136,810         $300
   Percentage of Total Annualized Base Rent                4.33%      6.10%      12.28%     27.78%        6.24%        0.01%
   Number of Leases Expiring                                  3          5           7          3            2            1
   Annual base rent per square foot of expiring leases   $16.35     $10.82      $11.67     $17.16       $12.26       $18.75

   PARK PLACE VII

   Square Footage of Expiring Leases                                             4,013      9,069       22,987
   Percentage of Total Leased Sq. Ft.                                            11.13%     25.14%       63.73%
   Annualized Base Rent of Expiring Leases                                     $71,752   $156,380     $373,769
   Percentage of Total Annualized Base Rent                                      11.92%     25.98%       62.10%
   Number of Leases Expiring                                                         1          2            1
   Annual base rent per square foot of expiring leases                          $17.88     $17.24       $16.26

   LINCOLN CENTER II & III

   Square Footage of Expiring Leases                      8,892     27,106      10,776     19,762       11,243
   Percentage of Total Leased Sq. Ft.                      7.61%     23.21%       9.23%     16.92%        9.63%
   Annualized Base Rent of Expiring Leases             $132,669   $417,040    $169,788   $300,978     $168,060
   Percentage of Total Annualized Base Rent                7.72%     24.29%       9.88%     17.52%        9.78%
   Number of Leases Expiring                                  4          5           5          3            2
   Annual base rent per square foot of expiring leases   $14.92     $15.39      $15.76     $15.23       $14.95

   BROOKFIELD LAKES CORPORATE CENTER

   Square Footage of Expiring Leases                      7,762     23,966      39,820     20,588       14,358        9,277
   Percentage of Total Leased Sq. Ft.                      6.70%     20.70%      34.41%     17.78%       12.40%        8.01%
   Annualized Base Rent of Expiring Leases             $103,413   $286,412    $382,213   $216,323     $205,683      $80,895
   Percentage of Total Annualized Base Rent                8.11%     22.46%      29.98%     16.97%       16.13%        6.35%
   Number of Leases Expiring                                  2          3           5          4            3            1
   Annual base rent per square foot of expiring leases   $13.32     $11.95       $9.60     $10.51       $14.33        $8.72


PROPERTY                                                     2003        2004         2005        2006         Total
--------                                                     ----        ----         ----        ----         -----
   COURT OFFICE CENTER

   Square Footage of Expiring Leases                                                                            15,000
   Percentage of Total Leased Sq. Ft.                                                                           100.00%
   Annualized Base Rent of Expiring Leases                                                                    $224,143
   Percentage of Total Annualized Base Rent                                                                     100.00%
   Number of Leases Expiring                                                                                         5
   Annual base rent per square foot of expiring leases

SUBURBAN MILWAUKEE
   ONE PARK PLAZA

   Square Footage of Expiring Leases                                                 50,262       48,798       186,931
   Percentage of Total Leased Sq. Ft.                                                 26.90%       26.10%       100.00%
   Annualized Base Rent of Expiring Leases                                         $398,591     $548,978    $2,191,040
   Percentage of Total Annualized Base Rent                                           18.19%       25.07%       100.00%
   Number of Leases Expiring                                                              1            1            23
   Annual base rent per square foot of expiring leases                                $7.93       $11.25

   PARK PLACE VII

   Square Footage of Expiring Leases                                                                            36,069
   Percentage of Total Leased Sq. Ft.                                                                           100.00%
   Annualized Base Rent of Expiring Leases                                                                    $601,901
   Percentage of Total Annualized Base Rent                                                                     100.00%
   Number of Leases Expiring                                                                                         4
   Annual base rent per square foot of expiring leases

   LINCOLN CENTER II & III

   Square Footage of Expiring Leases                        30,550                    8,465                    116,794
   Percentage of Total Leased Sq. Ft.                        26.15%                    7.25%                    100.00%
   Annualized Base Rent of Expiring Leases                $398,067                 $131,208                 $1,717,810
   Percentage of Total Annualized Base Rent                  23.17%                    7.64%                    100.00%
   Number of Leases Expiring                                     1                        1                         21
   Annual base rent per square foot of expiring leases      $13.03                   $15.50

   BROOKFIELD LAKES CORPORATE CENTER

   Square Footage of Expiring Leases                                                                           115,771
   Percentage of Total Leased Sq. Ft.                                                                           100.00%
   Annualized Base Rent of Expiring Leases                                                                  $1,274,939
   Percentage of Total Annualized Base Rent                                                                     100.00%
   Number of Leases Expiring                                                                                        18
   Annual base rent per square foot of expiring leases


                                                                            Year of Lease Expiration
                                                                            ------------------------
PROPERTY                                                 1997       1998        1999        2000        2001         2002
--------                                                 ----       ----        ----        ----        ----         ----
SUBURBAN MINNEAPOLIS
   COURT INTERNATIONAL II


   Square Footage of Expiring Leases                     18,423     27,601      69,910     26,678       41,381        6,754
   Percentage of Total Leased Sq. Ft.                      9.66%     14.47%      36.65%     13.99%       21.69%        3.54%
   Annualized Base Rent of Expiring Leases             $148,946   $325,757    $669,884   $251,721     $443,852      $72,600
   Percentage of Total Annualized Base Rent                7.79%     17.03%      35.02%     13.16%       23.20%        3.80%
   Number of Leases Expiring                                  5          3           9          5            7            1
   Annual base rent per square foot of expiring leases    $8.08     $11.80       $9.58      $9.44       $10.73       $10.75

   UNIVERSITY OFFICE PLAZA

   Square Footage of Expiring Leases                      9,967      3,437                  1,437       82,817
   Percentage of Total Leased Sq. Ft.                     10.21%      3.52%                  1.47%       84.80%
   Annualized Base Rent of Expiring Leases             $103,005    $73,464                $18,268     $981,392
   Percentage of Total Annualized Base Rent                8.76%      6.25%                  1.55%       83.44%
   Number of Leases Expiring                                  6          1                      1            1
   Annual base rent per square foot of expiring leases   $10.33     $21.37                 $12.71       $11.85

   11100 HAMPSHIRE AVENUE

   Square Footage of Expiring Leases                     50,625
   Percentage of Total Leased Sq. Ft.                    100.00%
   Annualized Base Rent of Expiring Leases             $219,357
   Percentage of Total Annualized Base Rent              100.00%
   Number of Leases Expiring                                  1
   Annual base rent per square foot of expiring leases    $4.33

SUBURBAN DETROIT
   LONG LAKE CROSSINGS

   Square Footage of Expiring Leases                     10,176     66,781      13,583     35,315       28,627          917
   Percentage of Total Leased Sq. Ft.                      6.55%     42.97%       8.74%     22.73%       18.42%        0.59%
   Annualized Base Rent of Expiring Leases             $158,132 $1,269,838    $227,720   $639,178     $465,552      $16,047
   Percentage of Total Annualized Base Rent                5.70%     45.73%       8.20%     23.02%       16.77%        0.58%
   Number of Leases Expiring                                  4          9           3          6            4            1
   Annual base rent per square foot of expiring leases   $15.54     $19.01      $16.77     $18.10       $16.26       $17.50

   40 OAK HOLLOW

   Square Footage of Expiring Leases                     27,361                            20,788        4,913       21,448
   Percentage of Total Leased Sq. Ft.                    35.03%                             26.61%        6.29%       27.45%
   Annualized Base Rent of Expiring Leases            $485,731                           $317,962      $84,749     $266,572
   Percentage of Total Annualized Base Rent              40.11%                             26.26%        7.00%       22.01%
   Number of Leases Expiring                                 3                                  3            1            2
   Annual base rent per square foot of expiring leases  $17.75                             $15.30       $17.25       $12.43



PROPERTY                                                     2003       2004        2005        2006         Total
--------                                                     ----       ----        ----        ----         -----
SUBURBAN MINNEAPOLIS
   COURT INTERNATIONAL II

   Square Footage of Expiring Leases                                                                        190,747
   Percentage of Total Leased Sq. Ft.                                                                        100.00%
   Annualized Base Rent of Expiring Leases                                                               $1,912,760
   Percentage of Total Annualized Base Rent                                                                  100.00%
   Number of Leases Expiring                                                                                     30
   Annual base rent per square foot of expiring leases

   UNIVERSITY OFFICE PLAZA

   Square Footage of Expiring Leases                                                                         97,658
   Percentage of Total Leased Sq. Ft.                                                                        100.00%
   Annualized Base Rent of Expiring Leases                                                               $1,176,129
   Percentage of Total Annualized Base Rent                                                                  100.00%
   Number of Leases Expiring                                                                                      9
   Annual base rent per square foot of expiring leases

   11100 HAMPSHIRE AVENUE

   Square Footage of Expiring Leases                                                                         50,625
   Percentage of Total Leased Sq. Ft.                                                                        100.00%
   Annualized Base Rent of Expiring Leases                                                                 $219,357
   Percentage of Total Annualized Base Rent                                                                  100.00%
   Number of Leases Expiring                                                                                      1
   Annual base rent per square foot of expiring leases

SUBURBAN DETROIT
   LONG LAKE CROSSINGS

   Square Footage of Expiring Leases                                                                        155,399
   Percentage of Total Leased Sq. Ft.                                                                        100.00%
   Annualized Base Rent of Expiring Leases                                                               $2,776,467
   Percentage of Total Annualized Base Rent                                                                  100.00%
   Number of Leases Expiring                                                                                     27
   Annual base rent per square foot of expiring leases

   40 OAK HOLLOW

   Square Footage of Expiring Leases                        3,611                                            78,121
   Percentage of Total Leased Sq. Ft.                        4.62%                                           100.00%
   Annualized Base Rent of Expiring Leases                $55,971                                        $1,210,985
   Percentage of Total Annualized Base Rent                  4.62%                                           100.00%
   Number of Leases Expiring                                    1                                                10
   Annual base rent per square foot of expiring leases     $15.50

                                                                          Year of Lease Expiration
                                                                          ------------------------
PROPERTY                                                  1997       1998       1999        2000         2001       2002
--------                                                  ----       ----       ----        ----         ----       ----
   OAK HOLLOW GATEWAY

   Square Footage of Expiring Leases                     15,294      3,019       3,613     27,095       29,058
   Percentage of Total Leased Sq. Ft.                     19.59%      3.87%       4.63%     34.70%       37.21%
   Annualized Base Rent of Expiring Leases             $256,023    $46,794     $57,808   $417,598     $428,147
   Percentage of Total Annualized Base Rent               21.22%      3.88%       4.79%     34.62%       35.49%
   Number of Leases Expiring                                  2          1           2          4            2
   Annual base rent per square foot of expiring leases   $16.74     $15.50      $16.00     $15.41       $14.73

SUBURBAN COLUMBUS
   DUBLIN TECHMART

   Square Footage of Expiring Leases                     19,574     61,605       4,442     15,346                    23,962
   Percentage of Total Leased Sq. Ft.                     15.67%     49.31%       3.56%     12.28%                    19.18%
   Annualized Base Rent of Expiring Leases             $205,527   $594,341     $43,087   $154,648                  $213,988
   Percentage of Total Annualized Base Rent               16.96%     49.06%       3.56%     12.76%                    17.66%
   Number of Leases Expiring                                  2          6           1          4                         1
   Annual base rent per square foot of expiring leases   $10.50      $9.65       $9.70     $10.08                     $8.93

SUBURBAN CINCINNATI
   PRINCETON HILL CORPORATE CENTER

   Square Footage of Expiring Leases                                 8,633                 18,704       68,573
   Percentage of Total Leased Sq. Ft.                                 9.00%                 19.50%       71.50%
   Annualized Base Rent of Expiring Leases                         $93,236               $216,203     $747,446
   Percentage of Total Annualized Base Rent                           8.82%                 20.46%       70.72%
   Number of Leases Expiring                                             1                      2            1
   Annual base rent per square foot of expiring leases              $10.80                 $11.56       $10.90

   PORTFOLIO TOTALS

   Square Footage of Expiring Leases                    389,961    496,525     279,262    389,997      494,435      271,420
   Percentage of Total Leased Sq. Ft.                     15.09%     19.21%      10.80%     15.09%       19.13%       10.50%
   Annualized Base Rent of Expiring Leases           $4,568,726 $5,967,251  $3,567,821 $5,354,629   $6,535,516   $2,507,500
   Percentage of Total Annualized Base Rent               14.56%     19.02%      11.37%     17.07%       20.83%        7.99%
   Number of Leases Expiring                                 76         61          57         61           51           16


PROPERTY                                                       2003       2004         2005        2006         Total
--------                                                       ----       ----         ----        ----         -----
   OAK HOLLOW GATEWAY

   Square Footage of Expiring Leases                                                                             78,079
   Percentage of Total Leased Sq. Ft.                                                                            100.00%
   Annualized Base Rent of Expiring Leases                                                                   $1,206,370
   Percentage of Total Annualized Base Rent                                                                      100.00%
   Number of Leases Expiring                                                                                         11
   Annual base rent per square foot of expiring leases

SUBURBAN COLUMBUS
   DUBLIN TECHMART

   Square Footage of Expiring Leases                                                                            124,929
   Percentage of Total Leased Sq. Ft.                                                                            100.00%
   Annualized Base Rent of Expiring Leases                                                                   $1,211,591
   Percentage of Total Annualized Base Rent                                                                      100.00%
   Number of Leases Expiring                                                                                         14
   Annual base rent per square foot of expiring leases

SUBURBAN CINCINNATI
   PRINCETON HILL CORPORATE CENTER

   Square Footage of Expiring Leases                                                                             95,910
   Percentage of Total Leased Sq. Ft.                                                                            100.00%
   Annualized Base Rent of Expiring Leases                                                                   $1,056,885
   Percentage of Total Annualized Base Rent                                                                      100.00%
   Number of Leases Expiring                                                                                          4
   Annual base rent per square foot of expiring leases

   PORTFOLIO TOTALS

   Square Footage of Expiring Leases                          53,089      35,658     76,968       97,634      2,584,949
   Percentage of Total Leased Sq. Ft.                           2.05%       1.38%      2.98%        3.78%        100.00%
   Annualized Base Rent of Expiring Leases                  $767,122    $403,202   $694,196   $1,011,190    $31,377,153
   Percentage of Total Annualized Base Rent                     2.44%       1.29%      2.21%        3.22%        100.00%
   Number of Leases Expiring                                       5           4          3            3            337

Historic Lease Renewals

     The following table sets forth certain historical information regarding tenants at the Properties that renewed an existing lease at or prior to the expiration of the existing lease:

                                                                                                       Total/Weighted
                                                                                                           Average
                                                                  1993    1994       1995      1996      1993 - 1996
                                                                  ----    ----       ----      ----      -----------
Number of leases expired during calendar year.................      3         7         25        34            69
Number of leases renewed......................................      3         4         18        26            51
Percentage of leases renewed..................................    100%       57%        72%       76%           74%
Aggregate rentable square footage of expiring leases (1)...... 54,157    26,716     92,205   139,615       312,693
Aggregate rentable square footage of lease renewals........... 54,157    19,645     72,586   118,142       264,530
Percentage of expiring rentable square footage renewed........    100%       74%        79%      85%            85%

(1) The aggregate rentable square footage of expiring leases excludes the square feet for tenants where the tenant had vacated the Property prior to the Company's acquisition date or disclosed plans in the Company's tenant due diligence to move from the Property within twelve months of the Company's acquisition date.


ITEM 3--LEGAL PROCEEDINGS

     As of January 31, 1997, the Company was not a party to any material legal proceedings.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1996, there was no established trading market for the Company's Common Stock, $.01 par value (the "Common Stock").

     As of December 31, 1996, there were approximately 630 holders of record of the Common Stock.

     The Company currently has two classes of equity securities outstanding: one class of Common Stock and one class of Preferred Stock, $.01 par value ("Preferred Stock").

     During the past three years, the Company has made quarterly distributions with respect to its Common Stock, as follows:

                                                   Distributions
                   Calendar Period                   Per Share
                   ---------------                   ---------
                   1994:
                     First Quarter...............      $0.20
                     Second Quarter..............      $0.23
                     Third Quarter...............      $0.26
                     Fourth Quarter..............      $0.27
                   1995:
                     First Quarter...............      $0.27
                     Second Quarter..............      $0.27
                     Third Quarter...............      $0.29
                     Fourth Quarter..............      $0.30
                   1996:
                     First Quarter...............      $0.30
                     Second Quarter..............      $0.30
                     Third Quarter...............      $0.30
                     Fourth Quarter..............      $0.30

     The Company, in order to qualify as a REIT under the Code, is required to make distributions (other than capital gain distributions) to its stockholders with respect to each taxable year in amounts at least equal to (i) the sum of
(A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. The Company's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting the Company to retain funds for capital improvements and other investments while funding its distributions.

     For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of the Company's current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the stockholder's basis in his or her shares of Common Stock for tax purposes. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the stockholder's basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that stockholder's shares. The Company annually notifies stockholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 1996, 1995 and 1994:

                                                  1996       1995       1994
                                                  ----       ----       ----

         Ordinary income.....................      88.3%      87.4%     93.0%
         Non-taxable return of capital.......      11.7%      12.6%      7.0%
                                                   -----      -----      ----

         Total...............................     100.0%     100.0%    100.0%
                                                  ======     ======    ======

Recent Sales of Unregistered Securities

     The following table is a summary of certain information relating to all securities of the Company sold by the Company during the period covered by this Report on Form 10-K that were not registered under the Securities Act (the "Private Placements"):

   Type of                                                 Total       Issuance
Security Sold         Offering Period     Shares Sold    Proceeds       Costs
-------------         ---------------     -----------    --------       -----

Common Stock          April 1, 1996       $  130,000   $ 1,710,000  $  219,428
Common Stock          August 20, 1996      3,867,000    50,268,899   2,866,550
Preferred Stock(1)    August 20, 1996        210,128         2,101       (2)

(1) The Preferred Stock that was sold in the August 20, 1996 Private Placement is convertible into Common Stock on a one-for-one basis depending on the Company's attainment of certain objectives related to the timing, pricing and size of a public offering of additional Common Stock by September 30, 1998.

(2) The costs associated with the issuance of the Preferred Stock are included in the cost of the issuance of the contemporaneous issuance of Common Stock that occurred on August 20, 1996.


     The Company conducted the Private Placements pursuant to Section 4(2) of the Securities Act of 1933, including in reliance upon the exemption provided by Regulation D promulgated thereunder to "accredited investors" in those states in which it was authorized to do so. Each of the Private Placements was conducted on a best-efforts basis, and there was no underwriter involved in any of the Private Placements.

     The placement agent fees paid in connection with the August 20, 1996 Private Placement were $2,513,550. Such placement agent fee is included in the "Issuance Costs" listed in the table above. No placement agent fees were paid in connection with the April 1, 1996 Private Placement.


ITEM 6--SELECTED FINANCIAL DATA

     The following sets forth selected financial and operating information for the Company (i) on a historical basis for each of the periods and dates indicated and (ii) on a pro forma basis at and for the year ended December 31, 1996. The following information should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report. The selected historical financial and operating information for the Company at December 31, 1996, 1995 and 1994, and for each of the three years in the period ended December 31, 1996 has been derived from the Company's historical financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Prospectus. The selected historical financial and operating information for the Company at December 31, 1993 and 1992 and for the period June 22, 1992 to December 31, 1992 has been derived from the Company's historical audited financial statements.

                                                           Year Ended December 31,
                                                           -----------------------
                                                                Historical
                                                                ----------
                                        1996         1995          1994           1993         1992(1)
                                        ----         ----          ----           ----         ----
                                                   (in thousands, except per share data)
Income Statement Data:
Revenue
  Rental...........................   $ 20,250     $ 12,410      $  6,647      $  1,230        $    --
  Reimbursement....................      4,814        2,355           884                           --
  Interest.........................        168          201            52            63             16
                                      --------     --------      --------      --------        -------

     Total revenue.................     25,232       14,966         7,583         1,293             16
                                      --------     --------      --------      --------        -------

Expenses:
  Real estate taxes................      3,954        2,625         1,418           292
  Other property operating.........      6,549        3,967         1,944           181
  General and administrative.......      2,242          923           561           177             10
  Interest.........................      3,778        2,296           911            73
  Depreciation and amortization          4,000        1,955           761           160
                                      --------     --------      --------       -------        -------

     Total expenses................     20,523       11,766         5,595           883             10
                                      --------     --------      --------      --------        -------

Income before gain or sale
  of properties....................      4,709        3,200         1,988           410              6
Gain on sale of properties.........      3,140           --            --                           --
                                      --------     --------      --------      --------        -------

Net income.........................   $  7,849     $  3,200      $  1,988      $    410        $     6
                                      ========     ========      ========      ========        =======

Net income per common share and
  common share equivalent..........   $   1.32     $   0.88      $   0.96      $   0.38        $  0.02
                                      ========     ========      ========      ========        =======

Weighted average common share and
  common share equivalent..........      5,927        3,650         2,070         1,081            316

Balance Sheet Data (end of period):
Properties - net of accumulated
  depreciation.....................   $184,122     $ 91,858      $ 37,234      $ 17,409        $    --
Total assets.......................   $194,149     $ 98,978      $ 42,522      $ 21,919        $ 2,784
Total long-term debt...............   $ 86,111     $ 48,307      $ 15,955      $  3,777        $    --
Total liabilities..................   $ 97,554     $ 54,013      $ 18,460      $  5,420        $     3
Stockholders' equity...............   $ 96,595     $ 44,965      $ 24,062      $ 16,498        $ 2,781


Operating Data:
EBITDA (2).........................   $ 12,487     $  7,451      $  3,660      $    643        $     6
Funds from Operations (3):
  Net income.......................   $  7,849     $  3,200      $  1,988      $    410        $     6
  Gain on sale of properties.......     (3,140)
  Depreciation and amortization....      3,741        1,824           718           160             --
                                      --------     --------      --------       -------           ----
  Funds from Operations............      8,450        5,024         2,706           570              6
Cash dividends per share...........   $   1.20     $   1.13      $   0.96      $   0.47        $    --
Cash flows from operating activities    12,828        5,650         1,977         1,569              9
Cash flows from investing activities   (91,211)     (51,650)      (20,493)      (17,558)           (45)
Cash flows from financing activities    78,768       44,626        17,420        17,021          2,776
Number of properties owned
  at period end....................         25           16             9             6             --
Aggregate square feet of
  properties owned at period end...      2,684        1,529           758           441             --
Occupancy at period end of
  properties owned at period end...         92%          86%           84%           78%            --

---------------------


(1) Represents the period from June 22, 1992 (the date of the Company's inception) to December 31, 1992.

(2) EBITDA is defined as net income before interest, gain on sale of properties, taxes, depreciation and amortization expenses. Because of the Company's REIT status, the Company does not pay income taxes. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

(3) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
     (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events

     Since July 1, 1996, the Company acquired ten Properties at an aggregate cost of $95.3 million. In addition, in the fourth quarter of 1996, the Company disposed of two properties, with a weighted average holding period of 19 months, in tax-deferred transactions. The total sales price of $12.1 million represented a 36% increase over the aggregate cost of these properties (including leasing commissions).

     On April 1, 1996, the Advisor was merged into the Company in exchange for 100,000 shares of Common Stock. Pursuant to several agreements between the Advisor and the Company, the Advisor had provided various services to the Company, including administrative and management services relating to the Company's day-to-day operations, day-to-day property management services and various support services.

     During 1996, the Company issued approximately 3.9 million shares of Common Stock in a private placement to six institutional investors, raising net proceeds of approximately $47.4 million. These proceeds were used to acquire Properties and to repay indebtedness. In addition, the Company entered into the Credit Facility, which amended and restated the Company's prior bank credit facility. Among other things, this amendment increased the maximum borrowing limit under the Credit Facility from $50 million to $75 million.

Results of Operations

     Year Ended December 31, 1996 Compared to 1995. The changes in the income statement items in 1996 compared to 1995 are as follows:

                                                             Increase (Decrease)

          Rents and reimbursements...........................   $10,299,000
          Interest and other.................................       (33,000)
                                                                 ----------
                  Total Revenues.............................    10,266,000
                                                                 ----------
          Real estate taxes..................................     1,330,000
          Other property operating...........................     2,581,000
          General and administrative.........................     1,319,000
          Interest...........................................     1,482,000
          Depreciation and amortization......................     2,045,000
                                                                 ----------
                  Total expenses.............................     8,757,000
                                                                 ----------
                  Income before gain on sale of properties...     1,509,000
                  Gain on sale of properties.................     3,140,000
                                                                 ----------
                  Net income.................................    $4,649,000
                                                                 ==========

     In analyzing the operating results for the year ended December 31, 1996, the increases in rental income, real estate taxes and other property operating expenses (which include management fees (through the date of the Merger), repairs and maintenance, janitorial and other services related to the operation of the Properties) compared to 1995 are due principally to three factors: (i) the addition of operating results from properties acquired in 1996 from the dates of their respective acquisitions, (ii) a complete year's operating results attributable to properties acquired in 1995 compared to the partial period of operating results from the dates of their respective acquisitions in 1995 and
(iii) improved operations of properties during 1996 compared to 1995.

     During the year ended December 31, 1996, the Company acquired 10 properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In 1995, the Company acquired seven properties, and in 1996 a full year of operations of these properties has been included in the Company's financial statements.

         A summary of these changes as they impact rental income, real estate taxes and other property operating expenses for 1996 follows:

                                                         Rental and                             Other Property
                                                        Reimbursement        Real Estate           Operating
                                                           Income               Taxes              Expenses
                                                           ------               -----              --------
          Increase due to 1996 acquisitions........     $   3,392,000       $     462,000         $   940,000
          Increase due to inclusion of results of
             properties acquired during 1995.......         5,413,000           1,040,000           1,220,000
          Increase due to operations of properties
             sold in 1996..........................           801,000              58,000             239,000
          1996 operations compared to 1995 for
             properties owned at 12/31/95..........           693,000            (230,000)            182,000
                                                        -------------       -------------       -------------
          Total increase in 1996...................     $  10,299,000       $   1,330,000         $ 2,581,000
                                                        =============       =============       =============

     Interest expense during the year ended December 31, 1996 increased by $1,482,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisition of properties acquired in 1995 and 1996.

     General and administrative expenses increased by $1,319,000 due to the increase in the size of the Company ($875,000), increased audit and legal fees ($174,000), increased directors fees ($41,000), and the increase in amortization of deferred compensation ($229,000).

     Depreciation and amortization increased in 1996 by $2,045,000 as the Company incurred these expenses on 25 properties in 1996 compared to 16 properties in 1995.

     Year Ended December 31, 1995 Compared to 1994. The changes in the income statement items in 1995 compared to 1994 are as follows:

                                                      Increase (Decrease)

          Rents and reimbursements.....................   $ 7,234,000
          Interest.....................................       149,000
                                                           ----------
                  Total Revenues.......................     7,383,000
                                                           ----------
          Real estate taxes............................     1,207,000
          Other property operating.....................     2,024,000
          General and administrative...................       362,000
          Interest.....................................     1,385,000
          Depreciation and amortization................     1,193,000
                                                           ----------
                  Total expenses.......................     6,171,000
                                                           ----------
                  Net income...........................    $1,212,000
                                                           ==========


     During 1995, the Company acquired seven properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In 1994, the Company acquired three properties, and in 1995 a full year of operations of these properties has been included in the Company's financial statements as compared to the operating results of these three properties only from the respective dates of their acquisitions in 1994. In analyzing the 1995 operating results of the Company, the changes in rental income, real estate taxes, and other property operating expenses from 1994 are due principally to: (i) the addition of operating results from properties acquired during 1995 from the dates of their respective acquisition; (ii) the addition of a full year's operating results in 1995 of properties acquired in 1994 compared to the partial year's operating results from the dates of their respective acquisitions in 1994 and (iii) improved operations of properties during 1995 compared to 1994. A summary of these changes as they impact rental income, real estate taxes and other property operating expenses for 1995 follows:

                                                         Rental and                        Other Property
                                                        Reimbursement      Real Estate        Operating
                                                           Income             Taxes           Expenses
                                                           ------             -----           --------
          Increase due to 1995 property
             acquisitions..........................     $   4,744,000      $ 1,000,000      $   1,413,000
          Increase due to inclusion of results for
             properties acquired 1994..............         1,603,000          177,000            535,000
          1995 operations compared to 1994 for
             properties owned at 12/31/94..........           887,000           30,000             76,000
                                                        -------------      -----------      -------------
          Total increase in 1995...................     $   7,234,000      $ 1,207,000      $   2,024,000
                                                        =============      ===========      =============

     Interest expense increased by $1,385,000 in 1995 compared to 1994 as the Company increased its short-and long-term mortgage debt to partially finance the acquisition of investment properties in 1995. Depreciation and amortization increased by $1,193,000 as the Company incurred depreciation and amortization expense on 16 properties in 1995, as compared to nine properties in 1994. General and administrative expenses increased by $362,000 due to increased advisory fees paid to the Advisor ($314,000) and increased professional fees ($48,000).

Forward-Looking Statements

     Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby.
The words "believe", "expect" and "anticipate" and similar expressions
identify forward-looking statements.   These forward-looking statements reflect
the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, increased competition for acquisition of new properties, unanticipated expenses and delays in acquiring properties or increasing occupancy rates and regional economic and business conditions.

Liquidity and Capital Resources

     The Company's Credit Facility is currently $75 million. In addition, the Company is negotiating to increase the maximum amount available under the Credit Facility to $100 million; however, the Company does not expect to consummate such an increase until the Company anticipates that such additional amounts will be needed. The Company anticipates that the Credit Facility will be used primarily to acquire additional properties and for general working capital purposes. The Credit Facility contains financial covenants including requirements for a minimum tangible net worth, maximum liabilities to asset values, debt service coverage and property operating net income (all calculated in accordance with the Credit Facility). The Credit Facility also contains restrictions on, among other things, indebtedness, investments, distributions, liens, mergers and development activities of the Company. The Company also has a $5 million revolving credit facility with The American National Bank and Trust Company of Chicago that expires in June 1997 and under which no amounts are outstanding.

     The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Code. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions.

     The Company expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use funds available under the Credit Facility to fund acquisitions, development activities and capital improvements on an interim basis.

Statements of Cash Flows

     Year Ended December 31, 1996 Compared to 1995. Cash flows from operating activities increased by $7.2 million as the Company owned 25 properties during 1996 compared to 16 properties during 1995.

     Cash used by investing activities increased by $39.6 million in 1996 compared to 1995 as the Company acquired 10 properties during 1996 compared to seven properties in 1995.

     Cash provided by financing activities increased by $34.1 million as proceeds from equity offerings increased by $28.6 million, proceeds from bank and mortgage loans increased by $12.0 million, dividends paid increased by $3.4 million, dividends reinvested decreased by $2.6 million and cash provided by other items declined by $0.5 million.

     Year Ended December 31, 1995 Compared to 1994. Cash flows from operating activities increased by $3.7 million in 1995 compared to 1994 as the Company owned 16 properties in 1995 compared to nine properties in 1994.

     Cash flows used by investing activities increased by $31.2 million in 1995 compared to 1994 as the Company acquired seven properties in 1995 compared to three properties in 1994. Cash flows from financing activities increased by $27.2 million in 1995 compared to 1994 as the Company raised $18.8 million through the private placement of Common Stock in 1995 compared to $6 million in 1994. In addition, the Company's borrowings increased by $15 million in 1995.

ITEM 8--FINANCIAL STATEMENTS

     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on Page F-1.


ITEM 9--CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
     FINANCIAL DISCLOSURE

     For the year ended December 31, 1995, the Company selected Ernst & Young LLP as its independent accountant. For the years ended December 31, 1994 and 1993, the Company's independent accountant had been Coopers & Lybrand L.L.P. The change in independent accountants was recommended by the Audit Committee of the Board of Directors of the Company (the "Board of Directors") and approved by the Board of Directors on August 14, 1995. The decision of the Board of Directors to dismiss Coopers & Lybrand L.L.P. was made notwithstanding that there were no disagreements with the Company's former independent accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure for the two most recent fiscal years and the subsequent interim period preceding the dismissal. The opinion on the Company's financial statements for the years ended December 31, 1994 and 1993 expressed by the former independent accountant was unqualified. However, Coopers & Lybrand L.L.P. considered the reissuance and inclusion of its reports on the Company's 1993 and 1994 financial statements in this Report on Form 10-K as a new engagement, and has declined to accept this engagement. Therefore, the Company engaged Ernst & Young LLP to conduct audits of its financial statements for the years ended December 31, 1993 and 1994. The report of Ernst & Young LLP regarding 1994 is included herein.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The Board of Directors consists of seven directors, all of whom are elected for one-year terms at each annual meeting of stockholders. The Company's bylaws (the "Bylaws") require that a majority of the Board of Directors be comprised of persons who are not officers or employees of the Company (each such person serving on the Board of Directors being an "Independent Director"). Holders of shares of Common Stock have no right to cumulative voting in the election of directors. Consequently, at each annual meeting, a majority of the stockholders will be able to elect all of the directors. The Company's executive officers are elected annually by the Board of Directors; however, they may be removed at any time by the Board of Directors.

     The following table sets forth certain information with respect to the executive officers and directors of the Company:



        Name                    Age     Position
        ----                    ---     --------

        Richard A. May          52     Chairman of the Board, President
                                        and Chief Executive Officer
        Richard L. Rasley       40     Executive Vice President, Secretary,
                                       General Counsel and Director
        James Hicks             41     Senior Vice President - Finance, Chief
                                        Financial Officer and Treasurer
        Raymond M. Braun        39     Senior Vice President - Acquisitions
        Kim S. Mills            48     Senior Vice President - Asset Management
                                        and Leasing
        James J. Brinkerhoff    46     Director
        Daniel E. Josephs       65     Director
        Edward Lowenthal        52     Director
        Donald E. Phillips      64     Director
        Walter H. Teninga       69     Director


     RICHARD A. MAY. Mr. May co-founded the Company in 1992 and has served as Chairman and President of the Company and as a member of the Board of Directors since its inception. Mr. May is currently the Chairman of the Board, President and Chief Executive Officer of the Company. In 1986, Mr. May co-founded the Advisor and, from 1987 until April 1, 1996, Mr. May was an officer and shareholder of the Advisor. Mr. May is a licensed real estate broker in the States of Illinois and Indiana and holds several inactive NASD licenses. He is also a member of NAREIT. Mr. May received his Bachelor's Degree in mechanical engineering from the University of Illinois and received his M.B.A. degree from The University of Chicago.

     RICHARD L. RASLEY. Mr. Rasley co-founded the Company in 1992 and has served as Secretary of the Company and a member of the Board of Directors since its inception. Mr. Rasley is currently the Executive Vice President, General Counsel and Secretary of the Company and has general supervisory responsibility for administrative and legal matters. From 1987 until April l, 1996, Mr. Rasley was employed by the Advisor; he was an officer and shareholder of the Advisor. Mr. Rasley is a Certified Public Accountant, holds several inactive NASD licenses, and is a member of the Illinois Bar and NAREIT. Mr. Rasley received his Bachelor's Degree from the University of Iowa and received his M.B.A. and J.D. degrees from the University of Illinois.

     JAMES HICKS. Mr. Hicks joined the Advisor in 1994 and currently has general supervisory responsibility for the finance and accounting activities of the Company. From 1989 to 1993, Mr. Hicks was employed by JMB Institutional Realty Corporation, which was a real estate adviser to pension funds and other institutional investors, as a vice president of portfolio management with responsibility for overall asset management of a portfolio of international and domestic commercial real estate properties. He received his Bachelor's Degree in Accounting and Mathematics from Augustana College and his M.B.A. degree from Northwestern University. Mr. Hicks is a Certified Public Accountant and is a member of the Illinois CPA Society and American Institute of Certified Public Accountants.

     RAYMOND M. BRAUN. Mr. Braun joined the Advisor in May 1990 and currently has primary responsibility for all of the Company's real estate acquisition activities. Prior to joining the Advisor, Mr. Braun was employed from 1986 to 1990 by The Balcor Company, a major real estate investment company involved in all aspects of real estate including development, management, syndication and mortgage lending. Mr. Braun received his Bachelor's Degree from the University of Illinois. Mr. Braun is a member of the National Association of Industrial and Office Park Realtors.

     KIM S. MILLS. Mr. Mills joined the Advisor in January 1996. Mr. Mills has primary responsibility for all of the Company's asset management, property management and leasing activities. Prior to joining the Advisor, Mr. Mills was employed by Simon Property Group REIT, a commercial property REIT, from 1992 to 1995 as a regional manager with responsibility for overall portfolio management of high rise office buildings totalling over four million square feet. Mr. Mills received his Bachelor's Degree from Ohio Northern University and has a Real Property Administrator designation from the Building Owners and Managers Association.

     JAMES J. BRINKERHOFF. Mr. Brinkerhoff has served as a member of the Board of Directors since August 1996. Mr. Brinkerhoff was appointed to the Board of Directors pursuant to Fortis Benefits Insurance Company's right to nominate one director under the Stock Purchase Agreement dated as of August 20, 1996 (the "Stock Purchase Agreement") by and among the Company, Fortis Benefits Insurance Company; Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio; Morgan Stanley SICAV Subsidiary S.A., Wellsford Karpf Zarrilli Ventures, L.L.C.; Logan, Inc.; and Pension Trust Account No. 104972 Held by Bankers Trust Company as Trustee. Mr. Brinkerhoff is Senior Vice President, Real Estate, of Fortis Advisers, Inc. ("Fortis Advisers"), the New York-based investment management arm of Fortis, Inc. Prior to joining Fortis Advisers in 1994, he was Senior Vice President and Portfolio Manager with Aldrich, Eastman & Waltch, responsible for managing the United States Real Estate Portfolio of the Church Commissioners for England. From 1983 to 1993, he was an officer and partner of Chesterton International, a London-based real estate adviser, where he was responsible for the creation and management of the Church Commissioners' United States Real Estate Portfolio. Mr. Brinkerhoff received his M.B.A. degree from the Wharton School, University of Pennsylvania, and his Bachelor's Degree from Boston University. He is a full member of the Urban Land Institute.

     DANIEL E. JOSEPHS. Mr. Josephs has served as a member of the Board of Directors since March 1993. Mr. Josephs is currently an independent business consultant. From 1985 through 1995, Mr. Josephs served as the President, Chief Operating Officer and Director of Dominick's Finer Foods of Northlake, Illinois, a major Chicago-area retail grocery company. Mr. Josephs currently serves on the Board of Directors of Grand Union Company, a regional grocery firm, and the Board of Directors of Options for People, Inc., a Chicago-area non-profit concern. Mr. Josephs received his Bachelor's Degree from Northwestern University and received his M.B.A. degree from The University of Chicago.

     EDWARD LOWENTHAL. Mr. Lowenthal has served as a member of the Board of Directors since August 1996. Mr. Lowenthal was nominated to the Board of Directors pursuant to Wellsford Karpf Zarrilli Ventures, L.L.C.'s right to appoint one director under the Stock Purchase Agreement. Mr. Lowenthal is a Founder, Director and President of Wellsford Residential Property Trust ("WRP"), a NYSE-listed multi-family REIT. On January 17, 1997, Equity Residential Properties Trust ("Equity Residential"), a publicly traded apartment properties REIT, announced that it had agreed to acquire WRP and that such acquisition was expected to be completed by May 1997, subject to shareholder approval. Upon completion of Equity Residential's acquisition of WRP, it is expected that Mr. Lowenthal will (i) join the Board of Directors of Equity Residential and (ii) serve as President of Wellsford Real Properties Inc., a newly formed real estate investment company. Mr. Lowenthal is a member of the Board of Governors of NAREIT and was Co-chair of its 1993 Annual Meeting. Mr. Lowenthal currently serves as a member of the Boards of Directors of Omega Healthcare Investors, Inc., an investment company and Corporate Renaissance Partners, a securities mutual fund. Mr. Lowenthal is also a member of the Board of Trustees of Corporate Realty Income Trust, a private REIT that invests in triple-net leased commercial and industrial properties. He received his Bachelor's Degree from Case Western University and received his J.D. degree from Georgetown University Law Center.

     DONALD E. PHILLIPS. Mr. Phillips has served as a member of the Board of Directors since September 1992. Mr. Phillips is currently retired. From 1960 until 1980, Mr. Phillips served as a corporate executive in a variety of capacities for International Minerals & Chemicals Corporation of Northbrook, Illinois and, from 1976 to 1980, he was Group President & CEO of IMC Industry Group, Inc. ("IMC"), a chemical and minerals firm. From 1980 until 1988, he served as Group President & CEO of Pitman Moore, Inc., then a wholly owned subsidiary of IMC. Mr. Phillips presently serves as Chairman of the Board of Directors of Synbiotics Corporation of Rancho Bernardo, California, a manufacturer and distributor of veterinary devices and products. Mr. Phillips is also a member of the Board of Directors of Potash Corporation of Saskatchewan, Canada, a miner and distributer of minerals for agricultural application. Mr. Phillips received his Bachelor's Degree from Mississippi College and received his M.B.A. degree from the University of Mississippi. He is also a graduate of the Executive Program in Business Administration in the Graduate School of Business, Columbia University and he is a recipient of an Honorary Doctor of Laws degree from Mississippi College.

     WALTER H. TENINGA. Mr. Teninga has served as a member of the Board of Directors since September 1992. From 1991 to 1993, Mr. Teninga served as the President and Chief Executive Officer of American Club Stores, Inc., a wholly owned subsidiary of American Stores Company, a grocery and food distribution business. Prior to 1991, Mr. Teninga served as Chairman, Chief Executive Officer and Director of the Warehouse Club, a wholesale cash-and-carry warehouse business that he founded in 1982. Mr. Teninga is currently a member of the Board of Directors of Developers Diversified Realty Corporation, a NYSE-listed real estate investment trust and Solo Serve Corporation, an off-price apparel retailer. Mr. Teninga received his Bachelor's Degree from the University of Michigan and his M.B.A. degree from Michigan State University.

Committees of the Board of Directors

     AUDIT COMMITTEE. The Audit Committee was established by the Board of Directors in 1993 and is responsible for making recommendations concerning the engagement of independent public accountants, reviewing with the independent accountants the plans and results of the audit engagement, approving professional services provided by the independent public accountants, considering the range of audit and non-audit professional fees and reviewing with the independent accountants and management the adequacy of the Company's internal accounting controls. The Audit Committee is required to be comprised of two or more Independent Directors. The current members of the Audit Committee are Messrs. Josephs (Chairman), Brinkerhoff and Teninga.

     COMPENSATION COMMITTEE. The Compensation Committee was established by the Board of Directors in 1995 and is responsible for establishing remuneration levels for executive officers of the Company and administering the Company's Stock Incentive Plan and any other incentive programs. The Compensation Committee is required to be comprised of three or more Independent Directors. The Compensation Committee currently consists of Messrs. Phillips (Chairman), Josephs, Lowenthal and Teninga.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and holders of 10% or more of the outstanding Common Stock to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of Common Stock with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of these filings, the Company notes that no Section 16 reports related to 1996 were delinquent.

ITEM 11--EXECUTIVE COMPENSATION

     Until April 1, 1996, the Company had no employees and all services were provided by the Advisor pursuant to various fee-for-service agreements. The table below sets forth the summary compensation of the Chief Executive Officer and the four other most highly paid executive officers of the Company (the "Named Executive Officers") based on the aggregate compensation paid to such officers in 1996 (i) by the Company for the period beginning on April 1, 1996 and (ii) by the Advisor for the period from January 1, 1996 to April 1, 1996 and for the years ended December 31, 1994 and 1995. All of the 1995 options to purchase Common Stock and a portion of the 1996 options to purchase Common Stock held by the Named Executive Officers were granted to the Advisor pursuant to various services agreements and the Advisor then transferred such options to its employees pursuant to the Advisor Plan.

                                                                                   Long-Term
                                        Annual Compensation                    Compensation Awards
                                        -------------------                    -------------------
                                                                     Restricted   Securities
                                                                       Stock      Underlying         All Other
Name and Principal Position      Year    Salary($)(1)    Bonus($)   Awards($)(2) Options(#)(3)  Compensation ($)(4)
---------------------------      ----    ------------   --------    ------------ -------------  -------------------
Richard A. May                   1996       180,000       72,000           --       49,578            4,038
Chairman                         1995       150,000       15,000           --      229,568            4,432
                                 1994       128,750       15,000           --           --            4,432

Richard L. Rasley                1996       115,000       34,500      102,852       20,785            4,007
Executive Vice President         1995       100,000       10,000           --       86,310            4,438
                                 1994        93,133       17,300           --           --            4,352

Raymond M. Braun                 1996       105,000       36,750      222,852       18,800            4,224
Senior Vice President -          1995        86,875        9,000           --       36,300            4,421
    Acquisitions                 1994        70,333       13,000           --           --            4,525


James Hicks                      1996       100,000       30,000       51,432       14,800            4,213
Senior Vice President,           1995        86,875        9,000           --       18,200            4,421
    Chief Financial Officer      1994        47,470        4,850           --           --            2,278


Kim S. Mills                     1996       100,000       30,000           --       12,000              255
Senior Vice President -
    Asset Management (5)

---------------------


(1) The salary information for 1996 represents the individual's salary compensation for the period from January 1, 1996 to April 1, 1996 as paid by the Advisor and for the period from April 1, 1996 to December 31, 1996 as paid by the Company.

(2) Effective April 1, 1996 and in connection with the Merger, Messrs. Rasley, Braun and Hicks received 8,571, 8,571 and 4,286 restricted shares of Common Stock, respectively, as an inducement to accept employment with the Company. Effective May 1, 1996, Mr. Braun received an additional 10,000 restricted shares as an inducement to remain employed with the Company. Such restricted shares were valued at prices equal to the fair market value on the dates of grant, which in all cases was deemed to be $12.00 (the Net Asset Value as of such date). As of December 31, 1996, the number of restricted shares of Common Stock held by Messrs. Rasley, Braun and Hicks was 8,571, 18,571 and 4,286, respectively. As of December 31, 1996, the value of the restricted shares held by Messrs. Rasley, Braun and Hicks was $111,423, $241,423 and $55,718, respectively (based upon a Net Asset Value of $13.00). Dividends will be paid on all restricted shares held by Messrs. Rasley, Hicks and Braun. On April 1, 1997, the restrictions will lapse with respect to 4,285.5 restricted shares held by Messrs. Rasley and Braun and with respect to 2,143 restricted shares held by Mr. Hicks. On April 1, 1998 and provided that the recipient is still employed by the Company, the restrictions will lapse with respect to the remaining restricted shares held by Messrs. Rasley and Hicks and with respect to 4,285.5 restricted shares held by Mr. Braun. Notwithstanding anything to the contrary contained in this note (3), the restrictions with respect to all restricted shares held by Messrs. Rasley and Hicks and with respect to 8,571 restricted shares held by Mr. Braun will lapse upon the earlier of (i) the employee's death, (ii) the employee's total and permanent disability, (iii) the completion of a public offering of the Common Stock or (iv) the dismissal of the employee other than for cause.

(3) Options granted during 1996 were issued at exercise prices equal to the fair market value on the dates of grant, which was the Net Asset Value as of such date. Options granted during 1995 and options to purchase 17,578, 6,785, 2,800 and 2,800 shares of Common Stock deemed to have been granted to Messrs. May, Rasley, Braun and Hicks, respectively, in 1996 represent Advisor Options that were assigned to such individuals by the Advisor during 1995 from a pool of options that had been granted to the Advisor by the Company pursuant to service agreements at various times during the period from the Company's incorporation through December 31, 1995. Advisor Options were exercisable on the date of grant. Options granted under the 1996 Option Plan expire upon the earliest of (i) September 24, 2006, (ii) one year after the termination of the optionee for death or disability or
     (iii) three months after the termination of the optionee for cause. Options granted under the 1996 Option Plan become exercisable at the rate of one-third of the shares covered thereby on September 24 in each of 1997, 1998 and 1999. See "-- Stock Option Plans."

(4) These amounts represent group life and health insurance premiums paid by the Advisor (for 1995) and the Advisor and Company (for 1996).

(5) Mr. Mills became an employee of the Advisor in January 1996; therefore, no information is presented for 1994 or 1995.

Stock Option Plans

      1996 Incentive Stock Option Plan

     The Company has adopted the 1996 Incentive Stock Option Plan (the "1996 Option Plan") for the purpose of attracting and retaining certain key employees. The 1996 Option Plan is administered by the Compensation Committee and provides for the granting of options with respect to up to 500,000 shares of Common Stock to executives or other key employees of the Company. Options may be granted in the form of "incentive stock options," as defined in Section 422 of the Code, or non-statutory stock options and are exercisable for up to ten years following the date of grant (five years in certain cases involving incentive stock options). The exercise price and other terms, including vesting provisions, of each option will be set by the Compensation Committee; provided, however, that in no event will the price per share be less than the fair market value of the Common Stock on the date of grant, or 110% of the fair market value of the Common Stock on the date of grant if the option is granted to an individual who at the time the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or its parent or subsidiary; provided further that no option can vest until the first anniversary of the date of grant. Vested options granted under the 1996 Option Plan expire the earlier of (i) ten years from the date of grant (five years in certain cases involving incentive stock options), (ii) one year after the termination of the optionee for death or disability or (iii) three months after the termination of the optionee for cause.

     Effective September 24, 1996, 94,000 options were granted under the 1996 Option Plan. Such options become exercisable at the rate of one-third of the shares covered thereby on September 24 in each of 1997, 1998 and 1999.

     Advisor Stock Option Plan

     Effective July 2, 1992, the Company adopted the Advisor Stock Option Plan (the "Advisor Plan") pursuant to which the Advisor was granted options to purchase Common Stock ("Advisor Options"), which the Advisor could transfer to key employees or affiliates of the Advisor. All Advisor Options have an exercise price at least equal to the fair market value of the Common Stock on the date of grant and terminate ten years after the date of grant. In connection with the merger of the Company and the Advisor, the Advisor Plan was terminated effective April 1, 1996, subject to the rights of holders of Advisor Options granted prior to the termination of the Advisor Plan.

     During the period of 30 days after any "change in control," a person entitled to exercise an option granted under the Advisor Plan may elect to require the Company to purchase all or any portion of such option at a purchase price equal to the difference between the fair market value and the option exercise price. For purposes of the Advisor Plan, a "change in control" means
(i) certain consolidations or mergers of the Company, (ii) certain sales of all or substantially all of the assets of the Company, (iii) the filing of a
Schedule 13D or Schedule 14D-1 under the Exchange Act disclosing that any person has become the beneficial owner of 20% or more of the issued and outstanding shares of voting securities of the Company or (iv) during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new member of the Board of Directors was approved by a vote of at least two-thirds of the members of the Board of Directors then still in office at the beginning of any such period.

     Under the Advisor Plan, the Advisor was granted annually options to purchase Common Stock equal to 1% of the average total outstanding shares for each 1% that the Operations Yield (as defined in the Advisory Agreement) exceeded 10%. Options granted under the Advisor Plan were exercisable on the date of grant. For the three months ended March 31, 1996, the Advisor was granted options to purchase 41,424 shares of Common Stock at an exercise price of $12.00 per share. These options expire March 31, 2006. The Advisor has assigned a total of 29,963 of these options to Messrs. May, Rasley, Braun and Hicks. For the year ended December 31, 1995, the Advisor was granted (i) options to purchase 143,777 shares of Common Stock at an exercise price of $12.00 per share and an expiration date of December 31, 2005, (ii) options to purchase 77,949 shares of Common Stock at an exercise price of $12.25 per share and an expiration date of June 30, 2000 and (iii) options to purchase 20,783 shares of Common Stock at an exercise price of $13.50 per share and an expiration date of December 31, 2000. The Advisor assigned a total of 180,397 of these options to Messrs. May, Rasley, Braun and Hicks. For the year ended December 31, 1994, the Advisor was granted options to purchase 60,150 shares of Common Stock at an exercise price of $10.75 per share and an expiration date of December 31, 2004. The Advisor assigned a total of 44,887 of these options to Messrs. May, Rasley, Braun and Hicks.

     The following tables set forth certain information regarding stock options granted to and exercised by the Named Executive Officers during 1996 and the stock options held by them as of December 31, 1996:



                        Option Grants in Last Fiscal Year

                                           Individual Grants
                                           -----------------
                                      % of Total
                        Number of       Options                              Potential Realizable Value at
                       Securities     Granted to                                Assumed Annual Rates of
                       Underlying      Employees    Exercise                  Stock Price Appreciation for
                         Options       in Fiscal      Price     Expiration          Option Term
      Name               Granted         Year        ($/sh)        Date       5% ($)(3)     10% ($)(3)
--------------------  -------------  ------------ ------------ ------------  ----------     -----------
Richard A. May......    17,578(1)        12.98%     $12.00       3/31/06     $132,657       $336,178
                        32,000(2)        23.63%      13.00       9/24/06      261,620        662,997
Richard L. Rasley...     6,785(1)        5.01%       12.00       3/31/06       51,205        129,763
                        14,000(2)        10.34%      13.00       9/24/06      114,459        290,061
Raymond M. Braun....     2,800(1)        2.07%       12.00       3/31/06       21,131         53,550
                        16,000(2)        11.81%      13.00       9/24/06      130,810        331,498
James Hicks.........     2,800(1)        2.07%       12.00       3/31/06       21,131         53,550
                        12,000(2)        8.86%       13.00       9/24/06       98,108        248,624
Kim S. Mills........    12,000(2)        8.86%       13.00       9/24/06       98,108        248,624

---------------------

(1) Options were assigned under the Advisor Plan and vested on March 31, 1996, the date of grant.


(2) Options were granted under the 1996 Option Plan and become exercisable at the rate of one-third of the shares covered thereby on September 24 in each of 1997, 1998 and 1999.

(3) Assumed annual rates of stock price appreciation for illustrative purposes only as required by the rules of the SEC. The actual price of Common Stock will vary from time to time based upon market factors and the Company's financial performance. No assurance can be given that such rates will be achieved.

                       Aggregated Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values

                                                             Number of Securities     Value of Unexercised
                                                            Underlying Unexercised          In-The-Money
                                                               Options at Fiscal             Options at
                                                                  Year-End (#)            Fiscal Year-End ($)
                              Shares Acquired       Value         Exercisable/               Exercisable/
                Name          on Exercise (#)     Realized        Unexercisable            Unexercisable (1)
---------------------------   ---------------     --------  -------------------------  -----------------------
Richard A. May.............       192,637         $415,754        54,509/32,000               $37,023/0
Richard L. Rasley..........             0                0        93,095/14,000              $175,031/0
James Hicks................        13,400          $16,000         7,600/12,000                $4,825/0
Raymond M. Braun...........         8,075          $24,975        31,025/16,000               $48,525/0
Kim S. Mills...............             0                0             0/12,000                     0/0

---------------------


(1) Value was calculated by subtracting the exercise price from the Net Asset Value as of December 31, 1996.



Compensation of Directors

     Members of the Board of Directors and committees thereof who are not also officers of the Company receive an annual retainer fee of $10,000 plus fees of $1,000 for each day on which they attend a meeting of the Board of Directors, $500 for each day on which they attend a meeting of a Committee of the Board of Directors and $250 for each day in which they participate telephonically in a meeting of the Board of Directors or a Committee thereof. The Company reimburses each director for expenses incurred in attending meetings. In addition, directors who are not also officers of the Company are currently eligible to be granted options to acquire up to 5,000 shares of Common Stock under the Stock Option Plan for Independent Directors and Brokers (the "Directors Plan") at the Company's Net Asset Value as determined by the Board of Directors as of the end of each fiscal year. As compensation for services performed during 1996, each of Messrs. Brinkerhoff, Josephs, Lowenthal, Phillips and Teninga received an option to purchase 5,000 shares of Common Stock at an exercise price of $13.00 per share. Mr. Brinkerhoff assigned his stock option to Fortis Benefits Insurance Company. Such options were exercisable when granted and will expire on December 31, 2006 or six months after a director is removed by the stockholders for cause pursuant to the Bylaws.

     During the period of 30 days after any "change in control," a person entitled to exercise an option granted under the Directors Plan may elect to require the Company to purchase all or any portion of such option at a purchase price equal to the difference between the fair market value and the option exercise price. For purposes of the Directors Plan, a "change in control" means
(i) certain consolidations or mergers of the Company, (ii) certain sales of all or substantially all of the assets of the Company, (iii) the filing of a
Schedule 13D or Schedule 14D-1 under the Exchange Act disclosing that any person had become the beneficial owner of 20% or more of the issued and outstanding shares of voting securities of the Company or (iv) during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new member of the Board of Directors was approved by a vote of at least two-thirds of the members of the Board of Directors then still in office at the beginning of any such period.


Change in Control Agreements

     The Company has entered into change in control agreements with Messrs. May, Rasley, Braun, Hicks and Mills providing for the payment of specified benefits under the circumstances described below after a "change in control." If a "change in control" occurs, the executive will receive an amount equal to two times the sum of his base salary plus two times the amount that would otherwise be earned under certain existing executive compensation plans and arrangements if within the period commencing on the date of a "change in control" and ending on the last day of the month in which occurs the second anniversary of the "change in control" of the Company (the "Employment Period"), the executive's employment with the Company is terminated (a "Termination") other than for death, disability or "cause" or termination by the executive for "good reason," defined as (i) the executive's resignation or retirement is requested by the Company other than for cause; (ii) any significant change in the nature or scope of the executive's duties or level of authority and responsibility; (iii) any reduction in the executive's applicable total compensation or benefits other than a reduction in compensation or benefits applicable to substantially all of the Company's employees; (iv) a breach by the Company of any other material provision of the change in control agreement; or (v) a reasonable determination by the executive that, as a result of a change in control of the Company and a change in circumstances thereafter significantly affecting the executive's position, the executive is unable to exercise the prior level of the executive authority and responsibility. A "change in control" is deemed to occur under the change in control agreements if (i) any person other than certain "excluded persons"
becomes  the  beneficial  owner  of  50%  or  more  of  the  Company's outstanding Common Stock (a "50% Beneficial Owner"), (ii) during any twenty-four-month period, individuals who at the beginning of such period constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors; provided, however, that any individual becoming a director during such period whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose any such individual whose initial assumption of office is in connection with an actual or threatened contest for the election of directors (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any successor rule) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board of Directors, (iii) certain consolidations or mergers of the Company or
(iv)  certain  sales,   leases,   exchanges  or  other   transfers  of  all,  or
substantially all, of the assets of the Company. An executive subject to a Termination will be subject to a non-competition agreement for the Employment Period.

Limited Purpose Employee Loan Program

     The Company has established the Limited Purpose Employee Loan Program (the "Employee Loan Program") for the purpose of attracting and retaining certain key employees by facilitating their ability to exercise options to purchase Common Stock. Under the Employee Loan Program, the Compensation Committee may authorize the Company to make loans and loan guarantees to, or for the benefit of, any employee of the Company to whom options to purchase Common Stock have been granted. Under the Employee Loan Program, employees may borrow up to 90% of the cost of exercising stock options held by the employee. Such loans bear interest at the interest rate for borrowings under the Credit Facility, are recourse to the employees and are secured by a pledge of the stock acquired by the employee through this program. The loan expires on the earlier of the fifth anniversary of the loan date and the date such employee's employment with the Company ceases. As of December 31, 1996, employees had acquired an aggregate of 119,892 shares of Common Stock through this program with aggregate outstanding loan amounts of $1.2 million due the Company. Such amount is reflected as a reduction of stockholders' equity until the loans are repaid. Richard A. May, Chairman of the Board, President and Chief Executive Officer of the Company, borrowed $1,067,764 under the Employee Loan Program, all of which was outstanding at December 31, 1996.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee currently consists of Messrs. Phillips (Chairman), Josephs, Lowenthal and Teninga. None of the members of the Compensation Committee is or has ever been an officer or employee of the Company or had any other relationship with the Company, except as a member of the Board of Directors and as a stockholder.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 31, 1997 by (i) each director, (ii) each of the Named Executive Officers, (iii) all directors and executive officers of the Company as a group and (iv) each other person who is known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock. Except as indicated below, all such shares of Common Stock are owned directly, and the indicated person has sole voting and investment power.

                                                              Number of Shares of        Percentage
                                                                 Common Stock              as of
Name and Address of Beneficial Owner (1)                     Beneficially Owned(2)    January 31, 1997
----------------------------------------                     ------------------       ----------------
Fortis Benefits Insurance Company (3)(4)................       1,005,000(5)                11.40%
  One Chase Manhattan Plaza
  41st Floor
  New York, New York  10005
Morgan Stanley Asset Management Inc. (3)(4).............       1,005,000(6)                11.40%
  1221 Avenue of the Americas
  21st Floor
  New York, New York  10020
Wellsford Karpf Zarrilli Ventures, L.L.C. (3)(4)........       1,000,000                   11.35%
  201 Hamilton Road
  Ridgewood, New Jersey  07450
Logan, Inc. (4).........................................         482,000                    5.75%
  720 East Wisconsin Avenue
  Milwaukee, Wisconsin  53202
Raymond M. Braun (7)....................................          57,671                      --
James J. Brinkerhoff....................................              --                       *
James Hicks (8).........................................          26,286                       *
Daniel E. Josephs (9)...................................          64,856                       *
Edward Lowenthal (10)...................................       1,005,000                   11.40%
Richard A. May (11).....................................         320,781                    3.62%
Kim S. Mills ...........................................              --                      --
Donald E. Phillips (12).................................          43,981                       *
Richard L. Rasley (13)..................................         115,115                    1.29%
Walter H. Teninga (14)..................................          44,424                       *
All directors and executive officers
as a group (10 persons) (15)............................       1,683,114                   18.61%

--------------------------

*    Less than 1%

(1) Except as otherwise noted, the address for each of the persons listed is 823 Commerce Drive, Suite 300, Oak Brook, Illinois 60521.

(2) Except as otherwise noted, all persons have sole voting and investment power with respect to their shares.

(3) Based on the most recent Schedule 13D on file with the SEC, except as discussed in footnote (4) below.

(4) The Number of Shares of Common Stock Beneficially Owned excludes (i) 54,339 shares of Common Stock held by each of Fortis Benefits Insurance Company, Morgan Stanley Asset Management Inc. ("MSAM") and Wellsford Karpf Zarrilli Ventures, L.L.C. ("WKZV") and (ii) 26,191 shares of Common Stock held by Logan, Inc. that are issuable pursuant to the conversion of outstanding shares of Preferred Stock. Upon the completion of the Offering, all of the Company's outstanding Preferred Stock will be cancelled.

(5) Includes options exercisable within 60 days to purchase 5,000 shares of Common Stock, which options were granted to Mr. Brinkerhoff as director compensation and assigned by Mr. Brinkerhoff to Fortis.

(6) As reported in Amendment No. 2 to a Schedule 13D filed by MSAM on December 2, 1996, (i) MSAM has shared voting power as to 1,054,339 shares of Common Stock and shared dispositive power as to 1,054,339 shares of Common Stock,
     (ii) Morgan Stanley Institutional Fund, Inc. ("MSIF") has shared voting power as to 643,150 shares of Common Stock and shared dispositive power as to 643,150 shares of Common Stock, (iii) Morgan Stanley SICAV Subsidiary S.A. (the "SICAV Subsidiary") has shared voting power as to 411,189 shares of Common Stock and shared dispositive power as to 411,189 shares and (iv) Morgan Stanley Group Inc. has shared voting power as to 1,054,339 shares of Common Stock and shared dispositive power as to 1,054,339 shares of Common Stock. MSAM acts as investment adviser to MSIF and the SICAV Subsidiary. Includes options exercisable within 60 days to purchase 5,000 shares of Common Stock, which options were granted to Mr. Platt as director compensation and assigned by Mr. Platt to MSAM.

(7) Includes options exercisable within 60 days to purchase 23,100 shares of Common Stock.

(8) Includes options exercisable within 60 days to purchase 7,600 shares of Common Stock.

(9) Includes options exercisable within 60 days to purchase 80,394 shares of Common Stock.

(10) Includes options exercisable within 60 days to purchase 14,000 shares of Common Stock.

(11) Mr. Lowenthal is a member of WKZV and may be deemed to beneficially own the 1,000,000 shares of Common Stock that are beneficially owned by WKZV. Mr. Lowenthal disclaims beneficial ownership of all but 19,231 of such shares. Includes options exercisable within 60 days to purchase 5,000 shares of Common Stock.

(12) Includes options exercisable within 60 days to purchase 54,509 shares of Common Stock and Indemnification Shares held in escrow pursuant to the terms of the Merger.

(13) Includes options exercisable within 60 days to purchase 8,000 shares of Common Stock.

(14) Includes options exercisable within 60 days to purchase 93,095 shares of Common Stock and Indemnification Shares held in escrow pursuant to the terms of the Merger.

(15) Includes options exercisable within 60 days to purchase 15,000 shares of Common Stock. Also includes 13,952 shares owned by Mr. Teninga's spouse.

(16) Includes options exercisable within 60 days to purchase an aggregate of 313,623 shares of Common Stock.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisor Relationship

     Effective April 1, 1996, the Company became a self-administered REIT upon the consummation of the merger (the "Merger") of Equity Partners, Ltd. (the "Advisor") with and into the Company in exchange for 100,000 shares of Common Stock. Messrs. May and Rasley, who are directors and executive officers of the Company, owned 70.5% of the outstanding shares of Common Stock of the Advisor and received 58,330 and 11,760 shares of Common Stock, respectively, in the Merger. In connection with the Merger, EVEREN Securities, Inc. ("EVEREN") rendered an opinion that the Merger was fair, from a financial point of view, to the Company. The Merger was approved by the members of the Board of Directors who were not also employees of the Company, affiliates of the Advisor or employees of EVEREN. The Merger was approved by the Company's stockholders at a special meeting of stockholders held on February 27, 1996.

     From the Company's incorporation until the completion of the Merger, the Advisor provided various services to the Company pursuant to an Advisory
Agreement dated July 2, 1992 as restated July 1, 1994, relating to the selection, purchase, financing and operation of the Company's properties (the "Advisory Agreement"), and pursuant to other agreements regarding property management and offering administration activities. The Advisory Agreement and the other agreements obligated the Advisor to manage and conduct the Company's day-to-day operations in consideration for certain fees which were based in part on the Company's funds from operations. Under the terms of the Advisory Agreement and other agreements, the Advisor was paid $566,320, $791,103 and $2,139,826 in 1993, 1994 and 1995, respectively, and $767,425 in 1996 prior to the Merger. The Advisor also received Advisor Options under the Advisor Plan.

     In connection with the Merger, the shareholders of the Advisor received 100,000 shares of Common Stock, 15,000 of which were placed in escrow to secure the indemnification obligations of the shareholders of the Advisor (the "Indemnification Shares"). Indemnification Shares that are not applied to indemnifiable damages will be distributed to the shareholders of the Advisor upon the later of (a) April 1, 2001 or (b) the expiration of the last applicable statute of limitations within which tax-based claims can be made. In addition, certain employees of the Advisor received restricted shares of Common Stock as an inducement to accept employment with the Company, including 8,571, 8,571 and 4,286 restricted shares of Common Stock issued to Messrs. Rasley, Braun and Hicks, respectively. The restrictions on these shares lapse upon the completion of the Offering. In addition, effective May 1, 1996, Mr. Braun received an additional 10,000 restricted shares of Common Stock that vest in equal annual installments on May 1 of each of the years 1999 through 2002 provided that Mr. Braun is then employed by the Company.

Management Loans

     Pursuant to the terms of the Company's Employee Loan Program, Mr. May borrowed $1,067,764 million in 1996, the proceeds of which were used, together with other funds supplied by Mr. May, to pay the exercise price for options covering 102,064 shares of Common Stock. Mr. Braun borrowed $71,325 in 1997, the proceeds of which were used to pay the exercise price for options covering 7,925 shares of Common Stock. Such loans bear interest at the interest rate for borrowings under the Credit Facility and are payable quarterly.

Transactions with EVEREN

     In connection with rendering a fairness opinion with respect to the Merger, EVEREN received a fee of $200,000 in 1996. The Company also agreed to reimburse EVEREN for its reasonable out-of-pocket expenses (approximately $19,500), including the reasonable fees and expenses of EVEREN's counsel, and to indemnify EVEREN for certain liabilities to which it may be subject in connection with its engagement. The Company also retained EVEREN to act as agent for the private placement of shares of Common Stock effected pursuant to the Stock Purchase Agreement. In connection with that private placement EVEREN received a placement agent fee and expense reimbursements aggregating $2.2 million. Jon K. Haahr, a Managing Director of EVEREN, was a member of the Board of Directors at the time EVEREN was engaged by the Company to provide the fairness opinion and act as agent with respect to the private placement of Common Stock. Mr. Haahr declined to stand for re-election as a director when his term expired effective September 24, 1996.

Consultant Arrangement

     Beginning in December 1996, the Company retained Karpf, Zarrilli & Co. Incorporated ("Karpf Zarrilli") as a consultant in connection with certain matters. In its capacity as consultant, the Company will pay Karpf Zarrilli up to $25,000 per month, plus reasonable expenses. Steven A. Karpf and Frederick P. Zarrilli are (i) Principals of Karpf Zarrilli and (ii) members of Wellsford Karpf Zarrilli Ventures, L.L.C. ("WKZV"). WKZV is the beneficial owner of 1,054,339 shares of Common Stock and has certain registration rights with respect to such shares of Common Stock. WKZV also has the right to designate one individual to be nominated as a member of the Board of Directors under certain circumstances.

Rights to Nominate Directors

     Pursuant to the Stock Purchase Agreement, for so long as they own at least 750,000 shares of Common Stock or 5% of the issued and outstanding shares of Common Stock, each of (i) Fortis Benefits Insurance Company ("Fortis"), (ii) Morgan Stanley Asset Management Inc. and (iii) WKZV is entitled to designate one individual to be nominated as a member of the Board of Directors. As a result of this agreement, Messrs. Brinkerhoff and Lowenthal were nominated by Fortis and WKZV, respectively, and joined the Board of Directors effective August 20, 1996. They were each renominated and elected to serve as directors for a one-year term by the stockholders at the Company's annual meeting of stockholders that was held on September 24, 1996.

Registration Rights

     Pursuant to the Registration Rights Agreement dated as of August 20, 1996 (the "Registration Rights Agreement") by and among the Company and Fortis Benefits Insurance Company ("Fortis"); Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio ("MSIF"); Morgan Stanley SICAV Subsidiary S.A. ("MS SICAV"); Wellsford Karpf Zarrilli Ventures, L.L.C. ("WKZV"); Logan, Inc. ("Logan"); and Pension Trust Account No. 104972 Held by Bankers Trust Company as Trustee ("Pension Trust Account No. 104972;" Fortis, MSIF, MS SICAV, WKZV, Logan and Pension Trust Account No. 104972 are collectively referred to herein as the "Institutional Investors") the Company has granted the Institutional Investors certain registration rights with respect to the 3,867,000 shares of Common Stock acquired by them pursuant to the Stock Purchase Agreement. Certain of the Institutional Investors are principal stockholders of the Company.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1. See Index to Financial Statements.

          2.   See Index to Financial Statements.

               All other schedules are not submitted because the required criterias not been met, or because the required information is included in the consolidated financial statements or notes thereto.


          3.   Exhibits:

        Exhibit
        Number                      Description of Document
        -------                     -----------------------
          3.1 Articles of Incorporation of the Company dated June 22, 1992 (Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission (the "SEC") on April 29, 1996 (the "Form 10"))

          3.2 Articles of Merger of Equity Partners, Ltd. (the "Advisor") into the Company dated April 1, 1996 (Incorporated by reference from the Form 10)

          3.3 Articles Supplementary of the Company dated August 20, 1996 (Incorporated by reference from the Company's Current Report on Form 8-K dated August 28, 1996 (the "August 1996 8-K"))

          3.4 Amended and restated bylaws of the Company dated February 25, 1997 (Incorporated by reference from the Company's Registration Statement on Form S-11 filed with the SEC on February 28, 1997 (No. 333-22619) (the "S-11")

          4.1 Specimen of certificate representing shares of Common Stock (Incorporated by reference from the Form 10)

         10.1 Merger Agreement dated January 26, 1996 between the Company and the Advisor (Incorporated by reference from the Form 10)


         10.2 Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (Incorporated by reference from the Company's Current Report on Form 8-K dated January 14, 1997 (the "January 1997 8-K"))

         10.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated February 6, 1997 (Incorporated by reference from the S-11)

         10.4 Offering Services Agreement dated August 15, 1995 between the Company and the Advisor (Incorporated by reference from the Form
               10)

         10.5 Managing Dealer & Wholesaling Agreement dated August 20, 1995 between the Company and Chauner Securities, Inc. (Incorporated by reference from the Form 10)

         10.6 Agreement dated August 24, 1995 between the Company and EVEREN Securities, Inc. regarding offering services (Incorporated by reference from the Form 10)

         10.7 Indemnification Escrow Agreement dated April 1, 1996 between the Company, Richard A. May, Richard L. Rasley, Tim A. Grodrian, and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

      *10.8.1 Restricted Stock Agreement dated April 1, 1996 between the Company and Richard L. Rasley (Incorporated by reference from the Form 10)

      *10.8.2 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and James Hicks (Incorporated by reference from the Form 10)

      *10.8.3 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Raymond Braun (Incorporated by reference from the Form 10)

      *10.8.4 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Edith M. Scurto (Incorporated by reference from the Form 10)

      *10.8.5 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Brett R. Brown (Incorporated by reference from the Form 10)

      *10.8.6 Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (Incorporated by reference from the S-11)

         10.9 Agreement dated August 24, 1995 between the Company and EVEREN Securities, Inc. regarding fairness opinion (Incorporated by reference from the Form 10)

       *10.10 Stock Option Plan for Independent Directors and Brokers (the "Directors Plan") dated July 2, 1992 as amended July 15, 1994 (Incorporated by reference from the Form 10)

     *10.11.1  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Jon K. Haahr (Incorporated by reference from the Form 10)

     *10.11.2  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Wayne M. Janus (Incorporated by reference from the Form 10)

     *10.11.3  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Daniel E. Josephs (Incorporated by reference from the Form 10)

     *10.11.4  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Donald E. Phillips (Incorporated by reference from the Form 10)

     *10.11.5  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Walter H. Teninga (Incorporated by reference from the Form 10)

     *10.11.6  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Richard A. May (Incorporated by reference from the Form 10)

     *10.11.7  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Richard L. Rasley (Incorporated by reference from the Form 10)

     *10.11.8  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Raymond M. Braun (Incorporated by reference from the Form 10)

     *10.11.9  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to James Hicks (Incorporated by reference from the Form 10)

    *10.11.10  Non-qualified  Stock Option  Certificate dated December 31,
               1995 from the Company to Edith M. Scurto (Incorporated by reference from the Form 10)

    *10.11.11  Non-qualified  Stock Option  Certificate dated December 31,
               1995 from the Company to Brett A. Brown (Incorporated by reference from the Form 10)

    *10.11.12  Form of  Non-Qualified  Stock Option  Certificate for use in
               connection with options issued pursuant to the Directors Plan (Incorporated by reference from the S-11)

        10.12 Amended and Restated Secured Revolving Loan Agreement dated September 28, 1994 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

        10.13 First Amendment to Amended and Restated Secured Revolving Loan Agreement dated September 29, 1995 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

        10.14 Second Amendment to Amended and Restated Secured Revolving Loan Agreement dated December 27, 1995 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

        10.15  Revolving  Note dated  December  27, 1995 between the Company and
               American   National   Bank  and  Trust  Company  of  Chicago  for
               $25,000,000 (Incorporated by reference from the Form 10)

        10.16 Stock Purchase Agreement dated as of August 20, 1996 by and among the Company, Fortis Benefits Insurance Company, Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio, Morgan Stanley SICAV Subsidiary SA, Wellsford Karpf Zarrilli Ventures, L.L.C., Logan, Inc.; and Pension Trust Account 104972 Held by Bankers Trust Company as Trustee (Incorporated by reference from the August 1996 8-K)

        10.17 Registration Rights Agreement dated as of August 20, 1996 by and among the Company, Fortis Benefits Insurance Company, Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio, Morgan Stanley SICAV Subsidiary SA, Wellsford Karpf Zarrilli Ventures, L.L.C., Logan, Inc.; and Pension Trust Account 104972 Held by Bankers Trust Company as Trustee (Incorporated by reference from the August 1996 8-K)

       *10.18 Form of Change in Control Agreement between the Company and Messrs. May, Rasley, Braun, Hicks and Mills (Incorporated by reference from the Company's Registration Statement on Form 10/A filed with the SEC on January 9, 1997 (the "Form 10/A")

       *10.19 Form of Change in Control Agreement between the Company and Mr. Brown and Ms. Scurto (Incorporated by reference from the Form 10/A)

       *10.20 1996 Incentive Stock Option Plan of the Company (Incorporated by reference from the Form 10/A)

       *10.21 Form of Stock Option Agreement for use in connection with incentive stock option and pursuant to the 1996 Incentive Stock Option Plan of the Company; Richard A. May, Richard L. Rasley, James Hicks, Raymond Braun and Kim S. Mills entered into agreements in 1996 that evidenced 32,000, 14,000, 12,000, 16,000 and 12,000 options, respectively under the 1996 Incentive Stock Option Plan effective September 24, 1996 (Incorporated by reference from the Form 10/A)

       *10.22  Limited   Purpose   Employee   Loan  Program  of  the  Company
               (Incorporated by reference from the Form 10/A)

       *10.23 Form of Limited Purpose Employee Loan Program Promissory Note for use in connection with limited purpose employee loans (Incorporated by reference from the Form 10/A)

        10.24 Amended and Restated Revolving Credit Agreement (the "Amended and Restated Revolving Credit Agreement") Dated as of December 27, 1996 among the Operating Partnership and the Company and The First National Bank of Boston and Bank of America Illinois and First Bank National Association and Other Banks Which May Become Parties to the Agreement and The First National Bank of Boston as Agent (Incorporated by reference from the January 1997 8-K)

        10.25 Form of Amendment to the Amended and Restated Revolving Credit Agreement dated as of March 1, 1997 (Incorporated by reference from the S-11)

         24.1  Powers of Attorney

         27.1  Financial Data Schedule

-----------------------------


*  Management contract or compensation plan or arrangement.


     (b)  Reports on Form 8-K:

          During the fourth quarter ended December 31, 1996, the Company filed the following reports on Form 8-K.

               Report on Form 8-K dated December 6, 1996 reporting the following item:

                    Item 2. Acquisition or Disposition of Assets

               Report  on  Form  8-K  dated  December  20,  1996  reporting  the following item:

                    Item 2. Acquisition or Disposition of Assets

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 28th day of March, 1997.

                                     GREAT LAKES REIT, INC.


                                     By: /s/ Richard A. May
                                        -----------------------------------
                                        Richard A. May
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 28th day of March, 1997.

                                              Title

  /s/ Richard A. May            Chairman of the Board of Directors, President
      ----------------          and Chief Executive Officer (Principal Executive
      Richard A. May            Officer)

  /s/ Richard L. Rasley         Executive Vice President,
      -----------------         Secretary, General Counsel and Director
      Richard L. Rasley


  /s/ James Hicks               Senior Vice President-Finance,
      ------------------        Chief Financial Officer and Treasurer
      James Hicks               (Principal Financial Officer and
                                Principal Accounting Officer)

  /s/ James J. Brinkerhoff      Director
      ---------------------
      James J. Brinkerhoff

  /s/ Daniel E. Josephs         Director
      --------------------
      Daniel E. Josephs

  /s/ Edward Lowenthal          Director
      ------------------
      Edward Lowenthal

  /s/ Donald E. Phillips        Director
      ---------------------
      Donald E. Phillips

  /s/ Walter H. Teninga         Director
      ---------------------
      Walter H. Teninga

                             Great Lakes REIT, Inc.

                          Index to Financial Statements
                                  (Item 14(a))


Financial Statements

     Report of Independent Auditors.                                      F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1995.        F-3

     Consolidated Statements of Income for the years ended
     December 31, 1996, 1995 and 1994.                                    F-4

     Consolidated Statements of Changes in Stockholders' Equity for the
     years ended December 31, 1996, 1995 and 1994.                        F-5

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994.                                    F-6

     Notes to Consolidated Financial Statements.                          F-7


Financial Statement Schedules

     Schedule III - Real Estate and Accumulated Depreciation as of
     December 31, 1996                                                    S-1


Schedules, other than as listed above, are omitted for the reason that they are not applicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Great Lakes REIT, Inc.

     We have audited the accompanying consolidated balance sheets of Great Lakes REIT, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes REIT, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               Ernst & Young LLP

Chicago, Illinois
January 28, 1997

                              GREAT LAKES REIT, INC

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           December 31,
                                                                                           ------------
                                                                                      1996             1995
                                                                                      ----             ----
Properties:
Land                                                                             $  31,529,000    $  18,673,750
Buildings, improvements, and equipment                                             157,902,629       75,667,086
                                                                                 -------------    -------------
                                                                                   189,431,629       94,340,836
Less accumulated depreciation                                                        5,309,666        2,482,844
                                                                                 -------------    -------------
                                                                                   184,121,963       91,857,992
Cash and cash equivalents                                                            1,688,173        1,302,728
Real estate tax escrows                                                              1,065,182        1,424,159
Rents receivable                                                                     2,130,935        1,284,316
Deferred financing and leasing costs,
  net of accumulated amortization                                                    2,976,902        1,492,149
Goodwill, net of accumulated amortization                                            1,433,194
Other assets                                                                           732,533        1,617,092
                                                                                 -------------    -------------
Total assets                                                                     $ 194,148,882    $  98,978,436
                                                                                 =============    =============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loan payable                                                                $  63,802,368    $  24,253,148
Mortgage loans payable                                                              17,073,979       18,634,022
Bonds payable                                                                        5,235,000        5,420,000
Accounts payable and accrued liabilities                                             4,153,800        1,128,692
Accrued real estate taxes                                                            5,423,160        3,200,570
Prepaid rent                                                                         1,170,101          469,763
Security deposits                                                                      695,570          402,480
Distributions/dividends payable                                                                         504,564
                                                                                 -------------    -------------
Total liabilities                                                                   97,553,978       54,013,239
                                                                                 -------------    -------------

Commitments and Contingencies:
Preferred Stock ($0.01 par value per share,
 10,000,000 authorized, 210,128 issued)                                                  2,101
Common Stock ($0.01 par value per share,
 20,000,000 authorized; 8,832,268 and 4,520,896 shares
 issued in 1996 and 1995, respectively)                                                 88,323           45,209
Paid-in-capital                                                                     98,096,085       45,861,352
Retained earnings (deficit)                                                            177,320         (785,953)
Employee stock loans                                                                (1,247,351)
Deferred compensation                                                                 (251,335)
Treasury stock, at cost (21,784 and 12,951
  shares in 1996 and 1995, respectively)                                              (270,239)        (155,411)
                                                                                 -------------    -------------

Total stockholders' equity                                                          96,594,904       44,965,197
                                                                                 -------------    -------------

Total liabilities and stockholders' equity                                       $ 194,148,882    $  98,978,436
                                                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                             GREAT LAKES REIT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                  1996          1995          1994
                                                              -----------   -----------   -----------
Revenues
   Rental                                                     $20,249,565   $12,410,510   $ 6,647,362
   Reimbursements                                               4,814,005     2,354,598       884,073
   Interest and other                                             168,739       200,818        51,404
                                                              -----------   -----------   -----------

Total revenues                                                 25,232,309    14,965,926     7,582,839
                                                              -----------   -----------   -----------

Expenses
   Real estate taxes                                            3,954,144     2,624,588     1,417,679
   Other property operating (including
    $217,971, $564,369 and $273,671 of
    property management earned by affiliates
    in 1996, 1995 and 1994, respectively)                       6,548,057     3,967,543     1,943,584
   General and administrative (including
    $203,697, $608,612 and $294,530 of
    advisory fees earned by affiliates in
    1996, 1995 and 1994, respectively)                          2,242,165       922,652       561,124
   Interest                                                     3,778,065     2,296,457       911,381
   Depreciation and amortization                                4,000,736     1,954,885       761,284
                                                              -----------   -----------   -----------

Total expenses                                                 20,523,167    11,766,125     5,595,052
                                                              -----------   -----------   -----------

Income before gain on sale of properties                        4,709,142     3,199,801     1,987,787

Gain on sale of properties                                      3,139,892
                                                              -----------   -----------   -----------
Net income                                                    $ 7,849,034   $ 3,199,801   $ 1,987,787
                                                              ===========   ===========   ===========

Earnings per common share
  and common share equivalent                                 $      1.32   $      0.88   $      0.96
                                                              ===========   ===========   ===========

Weighted average number of common
  shares and common share equivalents
  outstanding                                                   5,927,208     3,650,133     2,070,221
                                                              ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             GREAT LAKES REIT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1995, and 1994

                                  Preferred Stock            Common Stock           Paid        Retained
                                 Shares                  Shares                      in         Earnings        Employee
                               Outstanding  Amount     Outstanding    Amount       Capital      (Deficit)     Stock Loans
                               -----------  ------     -----------    ------       -------      ---------     -----------
Balance at 1/1/94                                      1,839,352    $  18,394   $ 16,632,663   $ (152,649)

Net proceeds from the sale
  of common stock                                        580,043        5,800      5,963,812
Net income                                                                                      1,987,787
Distributions
  ($0.96 per share)                                                                            (1,920,436)
Distributions
  reinvested                                             142,023        1,420      1,525,331
                                                         -------        -----      ---------   -----------


Balance at 12/31/94                                    2,561,418       25,614     24,121,806      (85,298)

Net proceeds from the sale
  of common stock                                      1,698,610       16,986     18,810,244
Exercise of stock options                                 32,410          324        322,571
Net income                                                                                      3,199,801
Distributions
  ($1.13 per share)                                                                            (3,900,456)
Distributions reinvested                                 228,458        2,285      2,606,731
Purchase of treasury stock                               (12,951)
                                                         -------        -----      ---------   -----------


Balance at 12/31/95                                    4,507,945       45,209     45,861,352     (785,953)

Net proceeds from the sale
  of stock                        210,128    2,101     3,867,000       38,670     47,378,490
Exercise of stock options                                304,372        3,044      3,247,071                   (1,247,351)
Net income                                                                                      7,849,034
Distributions
  ($1.20 per share)                                                                            (6,885,761)
Issuance of shares in
  acquisition of Advisor, net
  of issuance costs of $219,428                          100,000        1,000      1,129,572
Restricted stock awards                                   40,000          400        479,600
Purchase of treasury stock                                (8,833)
Amortization of deferred
  compensation
                                  -------  -------     ---------     --------   ------------    ---------   -------------
Balance at 12/31/96               210,128  $ 2,101     8,810,484     $ 88,323   $ 98,096,085    $ 177,320   $  (1,247,351)
                                  =======  =======     =========     ========   ============    =========   =============


                                                                  Total
                                    Deferred       Treasury    Stockholders'
                                  Compensation      Stock         Equity
                                  ------------      -----         ------

Balance at 1/1/94                                              $ 16,498,408

Net proceeds from the sale
  of common stock                                                 5,969,612
Net income                                                        1,987,787
Distributions
  ($0.96 per share)                                              (1,920,436)
Distributions
  reinvested                                                      1,526,751
                                                                  ---------


Balance at 12/31/94                                              24,062,122

Net proceeds from the sale
  of common stock                                                18,827,230
Exercise of stock options                                           322,895
Net income                                                        3,199,801
Distributions
  ($1.13 per share)                                              (3,900,456)
Distributions reinvested                                          2,609,016
Purchase of treasury stock                         (155,411)       (155,411)
                                                   --------        --------

Balance at 12/31/95                                (155,411)     44,965,197

Net proceeds from the sale
  of stock                                                       47,419,261
Exercise of stock options                                         2,002,764
Net income                                                        7,849,034
Distributions
  ($1.20 per share)                                              (6,885,761)
Issuance of shares in
  acquisition of Advisor, net
  of issuance costs of $219,428                                   1,130,572
Restricted stock awards            (480,000)
Purchase of treasury stock                         (114,828)       (114,828)
Amortization of deferred
  compensation                      228,665                         228,665
                                    -------        --------         -------

Balance at 12/31/96                (251,335)       (270,239)   $ 96,594,904
                                   ========        ========    ============



   The accompanying notes are an integral part of these financial statements.

                             GREAT LAKES REIT, INC.

                       CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                             1996            1995           1994
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  7,849,034    $  3,199,801    $  1,987,787
Adjustments to reconcile net income to cash
  flows from operating activities:
Depreciation and amortization                              4,000,736       1,954,885         761,284
Amortization of deferred compensation                        228,665
Gain on sale of properties                                (3,139,892)
Net changes in assets and liabilities:
Rents receivable                                            (846,619)       (714,156)       (499,425)
Real estate tax escrows                                      358,977        (489,937)       (703,972)
Other assets                                                 (65,441)       (563,333)         80,761
Accounts payable and accrued expenses                      3,025,108         657,258         353,534
Accrued real estate taxes                                  2,222,590       1,699,512         411,604
Payment of deferred leasing costs                         (1,293,616)       (561,373)       (454,215)
Other liabilities                                            488,864         466,850          39,941
                                                        ------------    ------------     -----------
Net cash provided by operating activities                 12,828,406       5,649,507       1,977,299
                                                        ------------    ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                   (97,563,034)    (47,838,629)    (18,196,369)
Additions to buildings, improvements and equipment        (6,305,673)     (2,861,135)     (2,296,522)
Proceeds from property sales, net                         11,707,438
Decrease (increase) in earnest money deposits                950,000        (950,000)
                                                        ------------    ------------    ------------
Net cash used by investing activities                    (91,211,269)    (51,649,764)    (20,492,891)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock                          2,101
Proceeds from sale of common stock                        50,268,899      20,628,232       6,734,492
Payment of stock offering costs                           (2,851,739)     (1,801,002)       (764,880)
Proceeds from exercise of stock options                    2,002,764         322,895
Proceeds from bank and mortgage
 loans payable                                            39,549,220      27,503,148      12,500,000
Distributions/dividends                                   (6,885,761)     (3,523,211)     (1,863,438)
Distributions/dividends reinvested                                         2,609,016       1,526,751
Purchase of treasury stock                                  (114,828)       (155,411)
Payment of mortgage notes and bonds                       (1,745,043)       (740,996)       (322,170)
Payment of deferred financing costs                       (1,022,151)       (216,280)       (390,868)
Acquisition of Advisor                                      (435,154)
                                                        ------------    ------------    ------------
Net cash provided by financing
 activities                                               78,768,308      44,626,391      17,419,887
                                                        ------------    ------------     -----------
Net increase (decrease) in cash and
 cash equivalents                                            385,445      (1,373,866)     (1,095,705)
Cash and cash equivalents,
 beginning of year                                         1,302,728       2,676,594       3,772,299
                                                        ------------    ------------     -----------
Cash and cash equivalents,
 end of year                                            $  1,688,173    $  1,302,728    $  2,676,594
                                                        ============    ============    ============

Supplemental disclosure of cash flow:
Interest paid                                           $  3,542,064    $  2,311,568    $    896,270
                                                        ============    ============    ============

Non cash financing transactions:
Bonds payable assumed with purchase
 of property                                                            $  5,590,000
                                                                        ============
Issuance of shares to acquire Advisor                   $  1,350,000
                                                        ============
Restricted stock awards                                 $    480,000
                                                        ============
Employee stock loans                                    $  1,247,351
                                                        ============


   The accompanying notes are an integral part of these financial statements.

                             GREAT LAKES REIT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Nature of Activities

     GreatLakes REIT, Inc., ( the "Company"), a Maryland corporation, was formed on June 22, 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and industrial properties located in the Midwest. At December 31, 1996, the Company owned and operated 25 properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus and Minneapolis. The Company leases office and industrial space to over 300 tenants in a variety of businesses.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and partnership, each of which was formed in 1996. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Properties

     Costs incurred for the acquisition, development, construction and improvement of properties are capitalized. Certain costs of yet-to-be acquired properties, including deposits and professional fees, are capitalized as other assets. These costs are subsequently capitalized as property acquisition costs or charged to expense when it becomes apparent that acquisition of a particular property is not probable. Maintenance and repairs are charged to expense when incurred.

     Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 1996, 1995 and 1994, depreciation expense amounted to $3,169,182, $1,665,730 and $667,509, respectively.

     Properties are carried at cost, which is not in excess of net realizable value. The Company recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying amount.

     Deferred Costs

     Deferred   costs  consist   principally   of  financing  fees  and  leasing
commissions that are amortized over the terms of the respective agreements.

     Revenue Recognition

     Minimum rentals are recognized on a straight-line basis over the term of the related leases. Additional rents from expense reimbursements for common area maintenance expenses and real estate taxes are recognized in the period in which the related expenses are incurred.

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (continued)

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995, the Company had $418,528 and $1,300,265, respectively, in a money market fund.

     Income Taxes

     The Company has elected to be treated as a real estate investment trust ("REIT") under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute to stockholders at least 95% of its taxable income and to meet certain asset and income tests as well as certain other requirements. Accordingly, no provision for income taxes has been reflected in the financial statements.

     As of December 31, 1996, properties, rents receivable and prepaid rent have a federal income tax basis of $182,530,510, $491,921 and $0, respectively.

     Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant.

     Fair Value of Financial Instruments

     The Company discloses information concerning the fair value of financial instruments for which it is practical to estimate such fair values. The carrying amounts reported for cash and cash equivalents in the accompanying consolidated balance sheets approximate its fair value. The carrying amount of the Company's long-term debt approximates its fair value at December 31, 1996 and 1995 based upon (a) the fixed interest rates on mortgage loans payable are comparable to interest rates offered in the market as of the respective balance sheet dates and (b) the variable interest rates on other long-term debt.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassification

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation. Such reclassifications did not affect the results of operations.

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Deferred Costs

     Deferred costs consisted of the following at December 31, 1996 and 1995:

                                                  1996               1995
                                             --------------     ------------

           Deferred financing costs          $    1,526,503     $    739,773
           Deferred leasing costs                 2,345,455        1,146,076
                                             --------------     ------------
                                                  3,871,958        1,885,849
           Less accumulated amortization            895,056          393,700
                                             --------------     ------------
                                             $    2,976,902     $  1,492,149
                                             ==============     ============

     During the years ended December 31, 1996, 1995 and 1994 amortization of financing costs was $427,375, $130,500 and $33,744, respectively, and amortization of leasing costs was $348,340, $158,655, and $60,031, respectively.

3.   Long-Term Debt

     Mortgage loans payable aggregated $17,073,979 and $18,634,022 at December 31, 1996 and 1995, respectively. The mortgage loans payable require monthly payments of principal and interest and mature at various dates through 2009. Interest rates at December 31, 1996 ranged from 7.875% to 8.95%.

     In 1995 the Company acquired an office building located in Minneapolis, Minnesota subject to Variable Rate Demand Commercial Development Revenue Bonds (the "Bonds") issued by the City of Minneapolis with an outstanding principal amount of $5,235,000 and $5,420,000 at December 31, 1996 and 1995, respectively. The Company has obtained a bank letter of credit to secure repayment of the Bonds in an amount of approximately $5.3 million. The Company has guaranteed repayment of the letter of credit to the issuing bank as well as granted the issuing bank a first mortgage on the property. The interest rate on the Bonds (4.3% per annum at December 31, 1996) is reset weekly by the bond placement agent. The Bonds mature June 1, 2009 and require the Company to make annual principal payments on June 1 of each year at a stipulated amount so that the Bonds will be fully retired on June 1, 2009.

     As of December 31, 1996, the following is a summary of principal maturities of mortgage loans and bonds payable over the next five years:


                             Year Ending
                            December 31,                 Amount
                            ------------                 ------

                               1997                 $    855,847
                               1998                      937,395
                               1999                    1,018,869
                               2000                    3,933,600
                               2001                    1,116,792

     The Company has obtained credit facilities from banks aggregating $80 million at December 31, 1996. The borrowings under the credit facilities are limited by certain loan-to-value covenants related to the Company's

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Long-Term Debt (continued)

properties. At December 31, 1996, amounts outstanding were $63,802,368 on the $75 million secured bank credit facility (the "Credit Facility") with the First National Bank of Boston, as Agent and none on the $5 million credit facility (the "ANB Facility") with The American National Bank and Trust Company of Chicago. Interest accrues on the Credit Facility at LIBOR plus 1.875% per annum (7.543% at December 31, 1996). Interest accrues on the ANB Facility at prime plus 0.5% per annum. The amounts outstanding at December 31, 1996 are due April 12, 1998.

     At December 31, 1996, properties with a carrying amount of approximately $182.7 million were pledged as collateral under the various debt agreements.

4.   Dividend Reinvestment and Share Redemption Plans

     Until December 31, 1995 the Company maintained a dividend reinvestment plan whereby shareholders were able to reinvest dividends and receive additional shares of the Company's Common Stock, $.01 par value per share (the "Common Stock") priced at the Net Asset Value per share, as defined in the dividend reinvestment plan, as set by the Board of Directors. Subsequent to December 31, 1995, the Company suspended the dividend reinvestment plan.

     Shareholders have the right to redeem their shares at the then Net Asset Value per share (as defined in the plan) subject to approval of the Board of Directors and certain other limitations. As of December 31, 1996, the aggregate amount subject to share redemptions was approximately $4.5 million. During the years ended December 31, 1996 and 1995, 8,833 and 12,951 shares were redeemed at a cost of $114,828 and $155,411, respectively.

5.   Related Parties

     On April 1, 1996, the Company acquired all the outstanding shares of Equity Partners Ltd. (the "Advisor") in exchange for 100,000 shares of Common Stock (the "Merger"). The Merger has been accounted for as a purchase. Of the total purchase price of $1,565,726, $1,489,033 was assigned to goodwill and $76,693 to the net tangible assets of the Advisor acquired by the Company. Goodwill amortization is computed on a straight-line basis over a 20 year period. As of April 1, 1996, the Company employed the employees of the Advisor and is now self-managed and self-advised. Certain employees of the Advisor have received 40,000 restricted shares of Common Stock. Certain restricted shares (30,000 shares) vest to the recipients in equal amounts on April 1, 1997 and April 1, 1998 provided the recipients are still employed by the Company. The other restricted shares (10,000 shares) vest 25% on May 1, 1999 and 25% on May 1 of the next three years (2000-2002) provided the recipient is still employed by the Company. The fair value of the restricted shares at the dates of grant ($480,000) was deferred and is being recognized as compensation expense over the vesting periods.

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Pursuant to various advisory and management agreements, the following fees were incurred with respect to the Advisor, or affiliates prior to the Merger. Two directors of the Company were shareholders of the Advisor.

                                           1996       1995       1994
                                         --------   --------   --------

         Property acquisition fees       $ 15,750   $787,256   $ 93,045
         Stock offering fees                 --      131,747     42,551
         Stock selling commissions (a)       --      217,046     67,065
         Advisory fees (b)                203,697    608,612    294,530
         Property management fees (b)     217,971    564,369    273,671
         Construction management fees     107,717     73,549     67,525
         Other, primarily legal fees       17,712     30,703     19,781

(a) Selling commissions were paid to owners and/or employees of the Advisor who are registered representatives.

(b) Advisory fees are classified as general and administrative expenses in these financial statements. Property management fees are classified as property operating expenses in these financial statements.


     Certain computer hardware and software owned by the Company was leased to the Advisor under a five year lease that would have expired April 1, 1999. Semi-annual rental payments of $9,103 were made to the Company from the Advisor until the lease agreement was terminated on the date of the Merger.

6.   Stock Options

     The Company had two stock option plans, the Plan for Independent Directors and Brokers (the "Directors Plan"), and the Advisor Stock Option Plan (the "Advisor Plan"). Under the plans, options have been granted to purchase shares of Common Stock at values which have been determined to be fair market value on the date of grant. In connection with the acquisition of the Advisor, the Advisor Plan was canceled, and currently options under the Directors Plan are only granted to non-employee Directors. At December 31, 1996 options on 155,590 shares were available for future grant.

     In September, 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Option Plan"), which authorizes the issuance of up to 500,000 shares of the Company's common stock to key employees. In September 1996, options on 94,000 shares were granted to certain employees under the 1996 Option Plan. At December 31, 1996, options on 406,000 shares are available for future grant under this plan. The exercise price of options granted in 1996 under the 1996 Option Plan is $13 per share, the fair value of the Common Stock as determined by the Board of Directors at the date of grant. Accordingly, no compensation expense has been recognized for the year ended December 31, 1996. These options have a term of ten years and vest in equal installments over a three year period commencing on the first anniversary date of the grant.

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.   Stock Options (continued)

     A summary of the Company's stock option activity and related information for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                       1996                1995                  1994
                                    Weighted             Weighted              Weighted
                                    Average               Average              Average
                           1996     Exercise     1995    Exercise      1994    Exercise
                         Options     Price     Options     Price      Options    Price
                        --------   ---------   -------   ---------   -------   --------
        Balance 1/1      735,576   $   11.02   451,129   $   10.10   375,979   $   9.96
        Granted          170,424   $   12.76   316,857   $   12.24    75,150   $  10.75
        Exercised        304,372   $   10.68    32,410   $    9.96
                        --------   ---------   -------   ---------   -------   --------
        Balance 12/31    601,628   $   11.69   735,576   $   11.02   451,129   $  10.10
                        ========   =========   =======   =========   =======   ========
        Exercisable      507,628   $   11.45   735,576   $   11.02   451,129   $  10.10
                        ========   =========   =======   =========   =======   ========


     The weighted average fair value of options granted in 1996 where the stock price equals the exercise price is $0.13 per share. The weighted average fair value of options granted in 1995 where the stock price equals the exercise price at date of grant is $0.12 per share. The weighted average fair value of options granted in 1995 where the stock price is less than the exercise price at the date of grant is $0.02 per share. The weighted average life of options outstanding at December 31, 1996 was 5.81 years.

     Pro forma information regarding net income and earnings per share is required by FASB Statement 123 "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1993 to 1996: risk-free interest rates of 6%; dividend yields of 9%; volatility factors of the expected market price of the Common Stock of 0.8%; and a weighted-average expected life of the options of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The effects on 1996 and 1995 pro forma net income and pro forma earnings per common share and common share equivalent of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Stock Options (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows for the years ended December 31, 1996 and 1995:

                                           1996           1995
                                      ------------    -----------

Pro forma net income                  $  7,838,767    $ 3,178,067

Pro forma earnings per common
 share and common share equivalent    $       1.32    $      0.87

     In September 1996, the Company adopted a limited purpose employee loan program whereby employees may borrow up to 90% of the cost of exercising stock options held by the employee. Such loans bear interest at LIBOR plus 2.375% per annum payable quarterly, are recourse to the employees, have a term of five years provided the employee remains employed by the Company, and are secured by a pledge of the Common Stock acquired by the employee through this program. As of December 31, 1996, employees had acquired 119,892 shares through this program with outstanding loan amounts of $1,247,351 due the Company. Such amount is reflected as a reduction of stockholders' equity until the loans are repaid.

7.   Stock Offering

     In 1996, the Company sold 3,867,000 shares of Common Stock at $13 per share and issued 210,128 shares of Class A Convertible Preferred Stock (the "Preferred Shares"). The Company received proceeds of $47.4 million (net of offering costs of $2,851,739) from the sale of these shares. The Preferred Shares carry no dividend or voting rights, and shall be converted to Common Stock on a one-for-one basis or canceled, depending on the Company's attainment of certain objectives related to the timing, pricing and size of a public offering of additional Common Stock by September 30, 1998.

8.   Leases

     The Company leases office and industrial properties to tenants under noncancelable operating leases that expire at various dates through 2006. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating expenses. The following is a summary of minimum future rental revenue under noncancelable operating leases:

                    Year ending
                   December 31,
                   ------------
                       1997           $  29,196,272
                       1998              24,997,815
                       1999              20,416,268
                       2000              16,232,073
                       2001               9,624,788
                    Thereafter           13,094,436
                                         ----------
                                      $ 113,561,652
                                      =============

     Minimum future rentals do not include amounts that are received from tenants as a reimbursement of property operating expenses.

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Distributions

     The Company declared periodic distributions of $6,885,761, $3,900,456 and $1,920,436 to stockholders of record during the calendar years 1996, 1995 and 1994, respectively. Of the $3,900,456 and $1,920,436 of distributions for 1995 and 1994, $504,564 and $127,319 were paid in January of the next calendar year, respectively. The Company has determined the stockholders' treatment for Federal income tax purposes to be as follows:


                          1996            1995            1994
                      -----------     -----------     -----------

Ordinary income       $ 6,078,061     $ 3,410,249     $ 1,785,429
Return of capital         807,700         490,207         135,007
                      -----------     -----------     -----------
Total                 $ 6,885,761     $ 3,900,456     $ 1,920,436
                      ===========     ===========     ===========

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Property Acquisitions

     The following properties were acquired in 1996 and 1995 and the results of their operations are included in the statements of income from their respective dates of acquisition.

                                                        Total Acquisition Price
                                                        -----------------------
   Location                           Date Acquired       1996          1995
   ---------------------------        -------------    -----------   -----------

   2800 River Rd
   Des Plaines, IL                       02/09/95                    $ 4,761,053

   Minneapolis, MN                       05/04/95                      8,190,374

   Mt. Prospect, IL                      08/22/95                      5,402,526

   10 Oak Hollow & Gateway
   Southfield, MI                        08/29/95                     12,756,163

   One Park Plaza
   Milwaukee, WI                         09/29/95                     15,675,908

   Oak Brook, IL                         11/28/95                      1,760,930

   565 Lakeview Pkwy
   Vernon Hills, IL                      12/27/95                      4,881,675

   1251 Plum Grove Rd
   Schaumburg, IL                        01/01/96        $ 1,080,911

   Springdale, OH                        04/17/96          6,145,650

   Lincolnshire, IL                      07/24/96          2,840,378

   Dublin, OH                            09/25/96          8,382,268

   Downers Grove, IL                     11/01/96          9,373,393

   West Allis, WI                        11/08/96          7,994,581

   Troy, MI                              11/22/96         16,100,416

   St. Paul, MN                          12/13/96         14,327,418

   40 Oak Hollow
   Southfield, MI                        12/18/96          7,306,200

   Centennial Center
   Schaumburg, IL                        12/27/96         24,011,819

                             GREAT LAKES REIT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Property Dispositions

     In October 1996, the Company sold for cash its property located at 10 Oak Hollow, Southfield, Michigan for a contract price of $9,300,000 (less selling costs of approximately $278,771) resulting in a gain on sale of $2,273,800. The proceeds from the sale were invested in the Downers Grove, Illinois property (see Note 10) via a tax-deferred exchange.

     In December 1996, the Company sold for cash its property located at 830 West End Court in Vernon Hills, Illinois for a contract price of $2,778,000 (less selling costs of approximately $91,791) resulting in a gain on sale of $866,092. Long term debt in an amount of $926,051 was retired concurrent with the sale. The proceeds from the sale were invested in the St. Paul, Minnesota property (see Note 10) via a tax-deferred exchange.

12.  Quarterly Financial Data (Unaudited)

   Quarter
    Ended                          3/31/96      6/30/96      9/30/96     12/31/96
    -----                          -------      -------      -------     --------
Revenues                        $5,543,783   $5,927,282   $6,141,521   $7,619,723
Net income                         971,412      939,374    1,001,779    4,936,469
Net income per common share
  and common share equivalent   $     0.21   $     0.19   $     0.17   $     0.58

   Quarter
    Ended                          3/31/95      6/30/95      9/30/95     12/31/95
    -----                          -------      -------      -------     --------

Revenues                        $2,619,990   $3,146,709   $3,878,343   $5,320,884
Net income                         624,832      713,109      991,424      870,436
Net income per common share
  and common share equivalent   $     0.23   $     0.21   $     0.24   $     0.20


13.  Pro Forma Financial Statement (unaudited)

     The unaudited consolidated pro forma statement of income for the year ended December 31, 1996 is presented as if the acquisition and disposition of properties subsequent to December 31, 1995, the Company's private equity offering in 1996, and the Merger had all occurred as of January 1, 1996.

     The pro forma financial statements are not necessarily indicative of what the Company's result of operations would have been assuming the above events actually occurred as of the dates indicated, nor do they purport to project the Company's financial position or results of operations at any future date or for any future period.

                             Great Lakes REIT, Inc.
                   Consolidated Pro Forma Statement of Income
                                   (Unaudited)

                                                                                             Pro Forma       Pro Forma
                       Historical (1)   Advisor (1)  Acquisitions (2)   Dispositions(3)     Adjustments      12/31/96
                       --------------   -----------  ----------------   ---------------     -----------      --------
Revenues
   Rental               $20,249,565                    $ 10,181,410      $ (1,522,795)                      $28,908,180
   Reimbursements         4,814,005                       4,196,142          (172,833)                        8,837,314
   Interest and other       168,739       567,620           472,579                 0        (562,847)          646,091
                            -------       -------           -------               ---         -------           -------

Total revenues           25,232,309       567,620        14,850,131        (1,695,628)       (562,847)       38,391,585
                         ----------       -------        ----------         ---------         -------        ----------

Expenses
   Real estate taxes      3,954,144                       2,853,267          (160,166)                        6,647,245
   Other property
      operating           6,548,057       144,436         4,264,742          (449,311)       (217,971)(5)    10,289,953
   General and
      administrative      2,242,165       339,220                 0                 0        (203,697)(5)     2,377,688
   Interest               3,778,065                               0          (105,902)      2,882,725 (7)     6,554,888
   Depreciation and
      amortization        4,000,736                       1,766,144          (221,246)        (37,715)(6)     5,507,919
                          ---------         -----         ---------          --------          ------         ---------

Total expenses           20,523,167       483,656         8,884,153          (936,625)      2,423,342        31,377,693
                         ----------       -------         ---------          --------       ---------        ----------

Income before gain on
   sale of properties     4,709,142        83,964         5,965,978          (759,003)     (2,986,189)        7,013,892


Gain on sale of
   properties             3,139,892                                                        (3,139,892)(8)
                        -----------     ---------        ----------      --------------   -----------      ------------

Net income              $ 7,849,034     $  83,964      $  5,965,978      $   (759,003)   $ (6,126,081)      $ 7,013,892
                        ===========     =========      ============      ============    ============       ===========

Earnings per common
   share and common
   share equivalent          $ 1.32                                                                         $      0.79
                             ======                                                                         ===========

Weighted average
   number of common
   shares and common
   share equivalents
   outstanding            5,927,208                                                                           8,871,484
                        ===========                                                                          ==========


            See notes to consolidated pro forma statement of income.

                             GREAT LAKES REIT, INC.
               NOTES TO CONSOLIDATED PRO FORMA STATEMENT OF INCOME
                                   (Unaudited)


1. Represents the historical operations of the Company and the Advisor for the period described. See Note 5 of Notes to Consolidated Financial Statements regarding the acquisition of the Advisor.

2. Represents the historical operations of properties acquired subsequent to December 31, 1995 as if the properties were acquired by the Company at the beginning of 1996. Depreciation is computed on a straight-line basis over 40 years based on the purchase price paid by the Company for the properties. Additionally, based on preacquisition discussions with local assessors and tax counsel, the Company has concluded that no adjustment to historical real estate taxes is appropriate. See Note 10 of Notes to Consolidated Financial Statements for details of the properties acquired during 1996.

3. Represents the actual historical results of the properties sold in 1996 for the period prior to disposition. See Note 11 of Notes to Consolidated Financial Statements for details of 1996 property disposals.

4. As more fully described in Note 5 to the Consolidated Financial Statements, on April 1, 1996, the Company acquired all of the outstanding shares of the Advisor in exchange for 100,000 shares of the Common Stock. Income earned in 1996 by the Advisor from the Company prior to the Merger is eliminated from the pro forma income statements:

          Acquisition fees             $     15,750
          Advisory fees                     203,697
          Property management fees          217,971
          Construction fees                 107,717
          Other                              17,712
                                       ------------
                                       $    562,847
                                       ============


     Amounts not eliminated represent income earned by the Advisor from third parties that would have been earned by the Company had the Merger occurred at the beginning of 1996.

5. Expenses incurred by the Company that are paid to the Advisor prior to the merger are eliminated from the pro forma income statement:

                                                        1996
                                                        ----
             Other property operating expenses:
               Property management fees             $   217,971
                                                    ===========
             General and administrative costs:
               Advisory fees                        $   203,697
                                                    ===========

     As a consequence of this elimination, the accompanying consolidated pro forma statement of income includes the property operating and general and administrative expenses of the Advisor for the period prior to the Merger.

6. Acquisition, construction, and certain other fees paid by the Company to the Advisor were capitalized by the Company into buildings and improvements. If the Merger had occurred January 1, 1996, these fees would not have been incurred and depreciation and amortization expenses would have decreased by $56,328 in 1996. Costs incurred by the Advisor for acquisition and construction activities during 1996 are primarily salary costs and are reflected as general and administrative expenses in the historical operations of the Advisor.

     Goodwill amortization is increased by $18,613 in 1996 as the Merger is assumed to have occurred on January 1, 1996 in this consolidated pro forma statement of income which represents an additional three months of goodwill amortization.


7. As the acquisitions subsequent to December 31, 1995, the dispositions in 1996, and the 1996 private equity offering are all assumed to have occurred on January 1, 1996, the Company would need to borrow approximately $38,436,335 to fund the property acquisitions calculated as follows:

      Cost of properties acquired in 1996         $97,563,034
      less:  Proceeds of 1996 private
                equity offering                    47,419,261
      less:  Proceeds of property sales            11,707,438
                                                   ----------
      Borrowings needed to acquire properties     $38,436,335
                                                  ===========


     Interest expense is calculated on this amount at 7.5% per annum, the interest rate during 1996 resulting in additional interest expense in 1996 of $2,882,725.

8. The Consolidated Pro Forma Statement of Income excludes gains on sale of properties of $3,139,892.

9. The transfer of the Company's properties to the Operating Partnership would have had no effect on this Consolidated Pro Forma Statement of Income.

                                                                         Costs Capitalized         Gross Amount
                                                                            Subsequent           at which Carried
                                   Initial Cost to the Company            to Acquisition       at December 31, 1996
                               ------------------------------------     -----------------     -----------------------
                                                         Buildings &           Buildings &                Buildings &
                              Encumbrance      Land     Improvements   Land   Improvements      Land      Improvements      Total
                              -----------      ----     ------------   ----   ------------      ----      ------------      -----
11100 Hampshire Avenue        $  823,741   $  310,000   $1,123,932      --     $    5,873   $   310,000   $ 1,129,805   $ 1,439,805
Bloomington, MN
601 Campus Drive               1,404,381      900,000    2,263,967      --      1,009,768       900,000     3,273,735     4,173,735
Arlington Heights, IL
11925 W. Lake Park Drive       1,172,513      318,750    1,819,058      --        260,754       318,750     2,079,812     2,398,562
Milwaukee, WI
3400 Dundee Road               2,061,559      607,500    3,475,923      --        675,363       607,500     4,151,286     4,758,786
Northbrook, IL
1011 Touhy Avenue              2,428,821      720,000    3,932,248      --      1,899,875       720,000     5,832,123     6,552,123
Des Plaines, IL
160-185 Hansen Court           2,688,990    2,100,000    3,210,289      --        893,474     2,100,000     4,103,763     6,203,763
Wood Dale, IL
150, 175, 250 Patrick Blvd     3,349,302    2,600,000    3,964,742      --        681,432     2,600,000     4,646,174     7,246,174
Brookfield, WI
175 Hawthorn Parkway           3,144,672    1,600,000    4,721,338      --        625,505     1,600,000     5,346,843     6,946,843
Vernon Hills, IL
2800 River Road                      (B)    1,300,000    3,461,053      --        511,849     1,300,000     3,972,902     5,272,902
Des Plaines, IL
2221 University Avenue SE      5,235,000    1,100,000    7,090,374      --         46,590     1,100,000     7,136,964     8,236,964
Minneapolis, MN
1660 Feehanville Drive               (B)    1,100,000    4,302,526      --         32,347     1,100,000     4,334,873     5,434,873
Mount Prospect, IL
24800 Denso Drive                    (B)    1,400,000    4,546,305      --        534,010     1,400,000     5,080,315     6,480,315
Southfield, MI
11270 W. Park Place                  (B)      940,000   14,735,908      --        320,932       940,000    15,056,840    15,996,840
Milwaukee, WI
823 Commerce Drive                   (B)      500,000    1,260,930      --      2,147,211       500,000     3,408,141     3,908,141
Oak Brook, IL
565 Lakeview Parkway                 (B)    1,300,000    3,581,675      --        200,196     1,300,000     3,781,871     5,081,871
Vernon Hills, IL
1251 Plum Grove Road                --        372,750      708,161      --        123,983       372,750       832,144     1,204,894
Schaumbrug, IL
30 Merchant Street                   (B)      650,000    5,495,650      --      1,121,588       650,000     6,617,238     7,267,238
Springdale, OH



                             Accumulated     Date     Method of
                            Depreciation   Acquired  Depreciation
                            ------------   --------  ------------

11100 Hampshire Avenue        $113,545      Jan-93      (A)
Bloomington, MN
601 Campus Drive               462,620      May-93      (A)
Arlington Heights, IL
11925 W. Lake Park Drive       215,204      Jun-93      (A)
Milwaukee, WI
3400 Dundee Road               552,809      Oct-93      (A)
Northbrook, IL
1011 Touhy Avenue              521,797      Dec-93      (A)
Des Plaines, IL
160-185 Hansen Court           503,024      Jan-94      (A)
Wood Dale, IL
150, 175, 250 Patrick Blvd     473,263      Jun-94      (A)
Brookfield, WI
175 Hawthorn Parkway           441,638      Sep-94      (A)
Vernon Hills, IL
2800 River Road                260,312      Feb-95      (A)
Des Plaines, IL
2221 University Avenue SE      293,682      May-95      (A)
Minneapolis, MN
1660 Feehanville Drive         148,052      Aug-95      (A)
Mount Prospect, IL
24800 Denso Drive              262,108      Aug-95      (A)
Southfield, MI
11270 W. Park Place            499,201      Sep-95      (A)
Milwaukee, WI
823 Commerce Drive              64,856      Nov-95      (A)
Oak Brook, IL
565 Lakeview Parkway            95,463      Dec-95      (A)
Vernon Hills, IL
1251 Plum Grove Road            29,970      Jan-96      (A)
Schaumbrug, IL
30 Merchant Street              97,347      Apr-96      (A)
Springdale, OH

                                                                       Costs Capitalized            Gross Amount
                                                                          Subsequent              at which Carried
                                   Initial Cost to the Company          to Acquisition          at December 31, 1996
                             -------------------------------------     -----------------      -------------------------
                                                       Buildings &            Buildings &                   Buildings &
                             Encumbrance    Land      Improvements    Land   Improvements       Land       Improvements     Total
                             -----------    ----      ------------    ----   ------------       ----       ------------     -----
Two Marriott Drive               (B)       610,000      2,230,378      --         26,656        610,000      2,257,034     2,867,034
Lincolnshire, IL
4860-5000 Blazer Memorial Pkwy   (B)     1,340,000      7,042,268      --         74,200      1,340,000      7,116,468     8,456,468
Dublin, OH
3010 & 3020 Woodcreek Drive      (B)     2,385,000      6,988,393      --              0      2,385,000      6,988,393     9,373,393
Downers Grove, IL
2514 S. 102nd Street &           (B)       975,000      7,019,581      --              0        975,000      7,019,581     7,994,581
10150 W. National Avenue
West Allis, WI
1301 W. Long Lake Road           (B)     2,500,000     13,600,416      --              0      2,500,000     13,600,416    16,100,416
Troy, MI
2550 University Avenue West      (B)       850,000     13,477,418      --         48,510        850,000     13,525,928    14,375,928
St. Paul, MN
No. 40 Oak Hollow                (B)     1,250,000      6,056,200      --             (0)     1,250,000      6,056,200     7,306,200
Southfield, MI
1900 East Golf Road              (B)     3,800,000     20,211,819      --         24,000      3,800,000     20,235,819    24,035,819
                          ------------ -----------   ------------   -------  -----------    -----------   ------------  ------------
Schaumburg, IL
Totals                    $ 22,308,979 $31,529,000   $146,320,552   $   0    $11,264,116    $31,529,000   $157,584,668  $189,113,668
                          ============ ===========   ============   =======  ===========    ===========   ============  ============

                                   Accumulated     Date      Method of
                                   Depreciation   Acquired  Depreciation
                                   ------------   --------  ------------

Two Marriott Drive                     25,584      Jul-96        (A)
Lincolnshire, IL
4860-5000 Blazer Memorial Pkwy         51,427      Sep-96        (A)
Dublin, OH
3010 & 3020 Woodcreek Drive            21,839      Nov-96        (A)
Downers Grove, IL
2514 S. 102nd Street &                 21,936      Nov-96        (A)
10150 W. National Avenue
West Allis, WI
1301 W. Long Lake Road                 42,501      Nov-96        (A)
Troy, MI
2550 University Avenue West            14,090      Dec-96        (A)
St. Paul, MN
No. 40 Oak Hollow                       6,309      Dec-96        (A)
Southfield, MI
1900 East Golf Road                    21,079      Dec-96        (A)
                                  -----------
Schaumburg, IL
Totals                             $5,239,656
                                   ==========

(A) Depreciation of buildings is computed over a 40 year life on a straight line basis. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvements or the term of the lease.

(B) These properties are pledged as security for the Company's line of credit which totalled $63,802,368 at December 31, 1996.

(C)  At  December  31,  1996,  the  aggregate  cost  of  land,  buildings,   and
     improvements   for   Federal   income  tax   purposes   was   approximately
     $185,974,000.

(D)  Reconciliation of Real Estate Owned and Accumulated Depreciation.

          Real Estate Owned:
                                           1996          1995          1994
                                       ------------  ------------  ------------

          Balance at beginning of year $ 94,265,979  $ 37,976,215  $ 17,558,181
          Property acquisitions          97,563,034    53,428,629    18,196,369
          Additions                       6,136,428     2,861,135     2,221,665
          Disposals                       8,851,773         --            --
                                       ------------  ------------  ------------

          Balance end of year          $189,113,668  $ 94,265,979   $37,976,215
                                       ============  ============   ===========



      Accumulated Depreciation:
                                          1996          1995           1994
                                      ------------   -----------   -----------

      Balance beginning of year        $2,462,187    $  817,114    $ 149,605
      Depreciation expense              3,119,829     1,645,073      667,509
      Retirements                           --            --           --
      Disposals                           342,360         --           --
                                       ------------  ------------   --------

      Balance end of year              $5,239,656    $2,462,187    $ 817,114
                                       ==========    ==========    =========

==============================================================================
------------------------------------------------------------------------------

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                              --------------------




                                    EXHIBITS

                                       To

                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                                DECEMBER 31, 1996


                              --------------------



                             GREAT LAKES REIT, INC.

------------------------------------------------------------------------------
==============================================================================

        Exhibit
        Number                      Description of Document
        ------                      -----------------------

          3.1 Articles of Incorporation of the Company dated June 22, 1992 (Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission (the "SEC") on April 29, 1996 (the "Form 10"))

          3.2 Articles of Merger of Equity Partners, Ltd. (the "Advisor") into the Company dated April 1, 1996 (Incorporated by reference from the Form 10)

          3.3 Articles Supplementary of the Company dated August 20, 1996 (Incorporated by reference from the Company's Current Report on Form 8-K dated August 28, 1996 (the "August 1996 8-K"))

          3.4 Amended and restated bylaws of the Company dated February 25, 1997 (Incorporated by reference from the Company's Registration Statement on Form S-11 filed with the SEC on February 28, 1997 (No. 333-22619) (the "S-11")

          4.1 Specimen of certificate representing shares of Common Stock (Incorporated by reference from the Form 10)

         10.1 Merger Agreement dated January 26, 1996 between the Company and the Advisor (Incorporated by reference from the Form 10)

         10.2 Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (Incorporated by reference from the Company's Current Report on Form 8-K dated January 14, 1997 (the "January 1997 8-K"))

         10.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated February 6, 1997 (Incorporated by reference from the S-11)

         10.4 Offering Services Agreement dated August 15, 1995 between the Company and the Advisor (Incorporated by reference from the Form
               10)

         10.5 Managing Dealer & Wholesaling Agreement dated August 20, 1995 between the Company and Chauner Securities, Inc. (Incorporated by reference from the Form 10)

         10.6 Agreement dated August 24, 1995 between the Company and EVEREN Securities, Inc. regarding offering services (Incorporated by reference from the Form 10)

         10.7 Indemnification Escrow Agreement dated April 1, 1996 between the Company, Richard A. May, Richard L. Rasley, Tim A. Grodrian, and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

      *10.8.1 Restricted Stock Agreement dated April 1, 1996 between the Company and Richard L. Rasley (Incorporated by reference from the Form 10)

      *10.8.2 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and James Hicks (Incorporated by reference from the Form 10)

      *10.8.3 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Raymond Braun (Incorporated by reference from the Form 10)

      *10.8.4 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Edith M. Scurto (Incorporated by reference from the Form 10)

      *10.8.5 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Brett R. Brown (Incorporated by reference from the Form 10)

      *10.8.6 Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (Incorporated by reference from the S-11)

         10.9 Agreement dated August 24, 1995 between the Company and EVEREN Securities, Inc. regarding fairness opinion (Incorporated by reference from the Form 10)

       *10.10 Stock Option Plan for Independent Directors and Brokers (the "Directors Plan") dated July 2, 1992 as amended July 15, 1994 (Incorporated by reference from the Form 10)

     *10.11.1  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Jon K. Haahr (Incorporated by reference from the Form 10)

     *10.11.2  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Wayne M. Janus (Incorporated by reference from the Form 10)

     *10.11.3  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Daniel E. Josephs (Incorporated by reference from the Form 10)

     *10.11.4  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Donald E. Phillips (Incorporated by reference from the Form 10)

     *10.11.5  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Walter H. Teninga (Incorporated by reference from the Form 10)

     *10.11.6  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Richard A. May (Incorporated by reference from the Form 10)

     *10.11.7  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Richard L. Rasley (Incorporated by reference from the Form 10)

     *10.11.8  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to Raymond M. Braun (Incorporated by reference from the Form 10)

     *10.11.9  Non-qualified  Stock Option  Certificate  dated December 31,
               1995 from the Company to James Hicks (Incorporated by reference from the Form 10)

    *10.11.10  Non-qualified  Stock Option  Certificate dated December 31,
               1995 from the Company to Edith M. Scurto (Incorporated by reference from the Form 10)

    *10.11.11  Non-qualified  Stock Option  Certificate dated December 31,
               1995 from the Company to Brett A. Brown (Incorporated by reference from the Form 10)

    *10.11.12  Form of  Non-Qualified  Stock Option  Certificate for use in
               connection with options issued pursuant to the Directors Plan (Incorporated by reference from the S-11)

        10.12 Amended and Restated Secured Revolving Loan Agreement dated September 28, 1994 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

        10.13 First Amendment to Amended and Restated Secured Revolving Loan Agreement dated September 29, 1995 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

        10.14 Second Amendment to Amended and Restated Secured Revolving Loan Agreement dated December 27, 1995 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

        10.15  Revolving  Note dated  December  27, 1995 between the Company and
               American   National   Bank  and  Trust  Company  of  Chicago  for
               $25,000,000 (Incorporated by reference from the Form 10)

        10.16 Stock Purchase Agreement dated as of August 20, 1996 by and among the Company, Fortis Benefits Insurance Company, Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio, Morgan Stanley SICAV Subsidiary SA, Wellsford Karpf Zarrilli Ventures, L.L.C., Logan, Inc.; and Pension Trust Account 104972 Held by Bankers Trust Company as Trustee (Incorporated by reference from the August 1996 8-K)

        10.17 Registration Rights Agreement dated as of August 20, 1996 by and among the Company, Fortis Benefits Insurance Company, Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio, Morgan Stanley SICAV Subsidiary SA, Wellsford Karpf Zarrilli Ventures, L.L.C., Logan, Inc.; and Pension Trust Account 104972 Held by Bankers Trust Company as Trustee (Incorporated by reference from the August 1996 8-K)

       *10.18 Form of Change in Control Agreement between the Company and Messrs. May, Rasley, Braun, Hicks and Mills (Incorporated by reference from the Company's Registration Statement on Form 10/A filed with the SEC on January 9, 1997 (the "Form 10/A")

       *10.19 Form of Change in Control Agreement between the Company and Mr. Brown and Ms. Scurto (Incorporated by reference from the Form 10/A)

       *10.20 1996 Incentive Stock Option Plan of the Company (Incorporated by reference from the Form 10/A)

       *10.21 Form of Stock Option Agreement for use in connection with incentive stock option and pursuant to the 1996 Incentive Stock Option Plan of the Company; Richard A. May, Richard L. Rasley, James Hicks, Raymond Braun and Kim S. Mills entered into agreements in 1996 that evidenced 32,000, 14,000, 12,000, 16,000 and 12,000 options, respectively under the 1996 Incentive Stock Option Plan effective September 24, 1996 (Incorporated by reference from the Form 10/A)

       *10.22  Limited   Purpose   Employee   Loan  Program  of  the  Company
               (Incorporated by reference from the Form 10/A)

       *10.23 Form of Limited Purpose Employee Loan Program Promissory Note for use in connection with limited purpose employee loans (Incorporated by reference from the Form 10/A)

        10.24 Amended and Restated Revolving Credit Agreement (the "Amended and Restated Revolving Credit Agreement") Dated as of December 27, 1996 among the Operating Partnership and the Company and The First National Bank of Boston and Bank of America Illinois and First Bank National Association and Other Banks Which May Become Parties to the Agreement and The First National Bank of Boston as Agent (Incorporated by reference from the January 1997 8-K)

        10.25 Form of Amendment to the Amended and Restated Revolving Credit Agreement dated as of March 1, 1997 (Incorporated by reference from the S-11)

         24.1  Powers of Attorney

         27.1  Financial Data Schedule

-----------------------------

*  Management contract or compensation plan or arrangement.