Form 10-Q
period 1997-03-31
GREAT LAKES REIT INC
filed 1997-05-15
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

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


Number of common shares outstanding at May 15,1997    15,527,522

                             Great Lakes REIT, Inc.
                               Index to Form 10-Q
                                 March 31, 1997

                                                             Page Number

Part I - Financial Information

         Item 1.      Financial Statements (unaudited):

                           Consolidated Balance Sheets
                             as of March 31, 1997
                             and December 31, 1996                     4

                           Consolidated Statements of Income
                              for the three months
                             ended March 31, 1997 and 1996             5


                           Consolidated Statement of Changes
                              in Stockholders' Equity
                              for the three months ended
                              March 31, 1997                           6

                           Consolidated Statements of Cash flows
                               for the three months
                                ended March 31, 1997 and 1996          8

                      Notes to Consolidated Financial Statements       9

         Item 2.      Management Discussion and Analysis of Results of
                      Operations and Financial Condition              11

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                    14

Part I    Financial Information

Item 1. Financial Statements

                             Great Lakes REIT, Inc.
                          Consolidated Balance Sheets
                                  (unaudited)

                                      March 31, 1997   December 31, 1996
                                      ----------------------------------
Assets
Properties:
Land                                     $32,492,947         $31,529,000
Buildings, improvements, and
 equipment                               163,501,694         157,902,629
                                     ---------------------------------------
                                         195,994,641         189,431,629
Less accumulated depreciation              6,693,954           5,309,666
                                     ---------------------------------------
                                         189,300,687         184,121,963
Cash and cash equivalents                  1,219,373           1,688,173
Real estate tax escrows                      959,796           1,065,182
Rents receivable                           2,403,336           2,130,935
Deferred financing and leasing
 costs, net of accumulated
 amortization                              3,108,087           2,976,902
Goodwill, net of accumulated
 amortization                              1,414,581           1,433,194
Other assets                               1,169,625             732,533
                                     ---------------------------------------

Total Assets                            $199,575,485        $194,148,882
                                     =======================================

Liabilities and Stockholders' Equity

Bank loan payable                        $63,802,368         $63,802,368
Mortgage loans payable                    19,138,015          17,073,979
Bonds payable                              5,235,000           5,235,000
Accounts payable and accrued
 liabilities                               4,265,751           4,153,800
Accrued real estate taxes                  4,752,642           5,423,160
Prepaid rent                               1,288,554           1,170,101
Security deposits                            737,045             695,570
Distributions/dividends payable            2,666,018
                                     ---------------------------------------

Total liabilities                        101,885,393          97,553,978
                                     ---------------------------------------

Minority interest                            312,650
                                     ---------------------------------------

Preferred stock ($0.01 par value,
 10,000,000 authorized;
 210,128 issued)                               2,101               2,101
Common stock ($0.01 par value,
 20,000,000 authorized; 8,975,977
 and 8,832,268 shares issued in               89,760              88,323
 1997 and 1996 respectively)
Paid-in-capital                           99,892,921          98,096,085
Retained earnings (deficit)                 (680,064)            177,320
Employee stock loans                      (1,481,924)         (1,247,351)
Deferred compensation                       (175,113)           (251,335)
Treasury stock, at cost (21,784
 shares in 1997 and 1996,
 respectively)                              (270,239)           (270,239)
                                     ---------------------------------------

Total stockholders' equity                97,377,442          96,594,904
                                     ---------------------------------------

Total Liabilities and Stockholders'
 Equity                                 $199,575,485        $194,148,882
                                     =======================================


The accompanying notes are an integral part of these financial statements.

                             Great Lakes REIT, Inc.
                 Consolidated Statements of Income (unaudited)


                                           Three Months Ended March 31,
                                      ---------------------------------------
                                           1997               1996

Revenues:
Rental                                $7,878,751          $4,374,731
Reimbursements                         2,694,550           1,146,763
Interest and other                        69,917              22,289
                                      ---------------------------------------

Total revenues                        10,643,218           5,543,783
                                      ---------------------------------------

Expenses:
Real estate taxes                      1,869,638             960,347
Other property operating               2,733,046           1,608,744
General and administrative               930,661             338,052
Interest                               1,603,653             940,786
Depreciation and amortization          1,697,586             724,442
                                      ---------------------------------------

Total expenses                         8,834,584           4,572,371
                                      ---------------------------------------

Net income                            $1,808,634            $971,412
                                      =======================================

Earnings per common share and
 common share equivalent                   $0.20               $0.21
                                      =======================================

Weighted average number of common
 shares and common share equivalents
 outstanding                           9,020,008           4,574,504
                                      =======================================


The accompanying notes are an integral part of these financial statements.


                             Great Lakes REIT, Inc.
     Consolidated Statements of Changes in Stockholders' Equity (unaudited)
                   For the Three Months Ended March 31, 1997

                                             Preferred  Stock                  Common  Stock
                                        Shares             Amount         Shares             Amount             Paid in
                                        Outstanding                       Outstanding                           Capital

Balance at 1/1/97                        210,128           $2,101          8,810,484            $88,323         $98,096,085



Exercise of stock options                                                     25,575                256             262,269
Net income
Distributions/ dividends
($0.30 per share)
Issuance of shares for
property acquisitions                                                        118,134              1,181           1,534,567
Amortization of deferred compensation
                                        ---------------------------------------------------------------------------------------

Balance at 3/31/97                       210,128           $2,101          8,954,193            $89,760         $99,892,921
                                        =======================================================================================

The accompanying notes are an integral part of these financial statements.


                             Great Lakes REIT, Inc.
     Consolidated Statements of Changes in Stockholders' Equity (unaudited)
                   For the Three Months Ended March 31, 1997

                                        Retained                                                                     Total
                                        Earnings           Employee            Deferred           Treasury           Stockholders'
                                        (Deficit)          Stock Loans         Compensation       Stock              Equity

Balance at 1/1/97                       $177,320         ($1,247,351)         ($251,335)         ($270,239)        $96,594,904



Exercise of stock options                                   (234,573)                                                   27,952
Net income                             1,808,634                                                                     1,808,634
Distributions/ dividends
($0.30 per share)                     (2,666,018)                                                                   (2,666,018)
Issuance of shares for
property acquisitions                                                                                                1,535,748
Amortization of deferred compensation                                            76,222                                 76,222
                                        -------------------------------------------------------------------------------------------

Balance at 3/31/97                     ($680,064)        ($1,481,924)         ($175,113)         ($270,239)        $97,377,442
                                        ===========================================================================================

The accompanying notes are an integral part of these financial statements.

                             Great Lakes REIT, Inc.
               Consolidated Statements of Cash Flows (unaudited)


                                                                                    Three Months Ended March 31,
                                                                               --------------------------------------
                                                                                      1997               1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $1,808,634           $971,412
Adjustments to reconcile net income to cash
     flows from operating activities:
   Depreciation and amortization                                                        1,697,586            724,442
   Amortization of deferred compensation                                                   76,222
Net changes in assets and liabilities:
   Rents receivable                                                                      (276,436)           754,328
   Real estate tax escrows                                                                105,386            343,706
   Other assets                                                                          (385,025)          (686,251)
   Accounts payable and accrued expenses                                                  326,961            582,748
   Accrued real estate taxes                                                             (670,518)          (329,849)
   Payment of deferred leasing costs                                                     (248,083)          (157,903)
   Other liabilities                                                                     (129,647)          (250,602)
                                                                               --------------------------------------
Net cash provided by operating activities                                               2,305,080          1,952,031
                                                                               --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                   (134,557)        (1,085,639)
Additions to buildings, improvements and equipment                                     (1,590,644)          (780,288)
Decrease (increase) in earnest money deposits                                             (50,000)           850,000
                                                                               --------------------------------------
Net cash used in investing activities                                                  (1,775,201)        (1,015,927)
                                                                               --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                    27,952            288,797

Payment of bank and mortgage loans and bonds                                             (850,813)        (1,408,266)
Payment of deferred financing costs                                                      (175,818)          (297,865)
                                                                               --------------------------------------
Net cash used in financing activities                                                    (998,679)        (1,417,334)
                                                                               --------------------------------------
Net increase (decrease) in cash and cash equivalents                                     (468,800)          (481,230)
Cash and cash equivalents, beginning of year                                            1,688,173          1,302,728
                                                                               --------------------------------------
Cash and cash equivalents, end of quarter                                              $1,219,373           $821,498
                                                                               ======================================

Supplemental disclosure of cash flow:
Interest paid                                                                          $1,444,131           $940,786
                                                                               ======================================


Non cash financing transactions:
Employee stock loans                                                                     $234,573
                                                                               ===================
Issuance of shares to acquire properties                                               $1,848,398
                                                                               ===================
Mortgage loans assumed to acquire properties                                           $2,989,415
                                                                               ===================

The accompanying notes are an integral part of these financial statements.

                             Great Lakes REIT, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements. In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2.       Properties Acquired in 1997

On February 10, 1997, the Company acquired Court Office Center, a 15,000 square foot office building in Markham, Illinois for a total acquisition cost of $1,180,012.

On February 10, 1997, the Company acquired 1675 Holmes Road, a 101,286 square foot industrial building in Elgin, Illinois for a total acquisition cost of $3,925,987. A portion of the acquisition consideration is represented by the issuance of limited partnership units in the Company's previously wholly-owned operating partnership which results in the recording of minority interests in the accompanying consolidated balance sheet.

3.       Pro forma Financial Statements

As fully described in the Company's Form 10-K for the year ended December 31, 1996, on April 1, 1996 the Company acquired all of the outstanding shares of Equity Partners Ltd ("the Advisor") in exchange for 100,000 of its common stock. The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of the Advisor and the property acquisitions and dispositions in 1997 and 1996 had occurred at the beginning of 1996, after giving effect to certain adjustments, including increased depreciation and interest expense. The unaudited pro forma summary information does not necessarily reflect the results of operations as they would have been if the Company had entered into these transactions on January 1, 1996.

                     Three months                                Three months
                            ended                                       ended
                   March 31, 1997                              March 31, 1996

Revenues             $10,724,000                                  $9,368,000

Net income            $1,823,000                                  $1,574,000

Earnings per common
 share and common
 share equivalent          $0.20                                       $0.17


4.         Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is not expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

5.         Stock Options

On February 25, 1997, the Company granted options to purchase 1,000,000 shares of the Company's common stock to certain employees. Fifty percent of these options vest upon the approval of the plan by shareholders, and 50% vest the earlier of August 1998 or upon a change in control of the Company. These options have a term of 10 years and an exercise price of $16 per share.

6.         Subsequent Events

On April 18, 1997, the Company acquired a 53,353 square foot building located in Brookfield, Wisconsin for a total contract price of $4,950,000. A portion of the purchase price was paid from the Company's bank line of credit.

On May 1, 1997, the Company retired three mortgage loans secured by its Northbrook, Illinois, Wood Dale, Illinois, and 1011 Touhy Avenue, Des Plaines, Illinois properties. These loans were retired with amounts drawn under the Company's bank lines of credit. The total refinancing was approximately $7.4 million.

On May 12, 1997, the Company closed an initial public offering of shares of its common stock. The Company sold 5.7 million shares of common stock at the price of $15.50 per share. Net proceeds to the Company were approximately $81.0 million, substantially all of which was used to repay its bank lines of credit and other long-term debt.

On May 13, 1997 the Company was notified by the underwriters of the Company's public offering completed May 12, 1997, that the underwriters were exercising their right to purchase an additional 855,000 shares of the Company's common stock at the price of $15.50 per share. The purchase of the additional 855,000 shares closed May 15, 1997. The net proceeds to the Company from such purchase totaled approximately $12.4 million, and will be used for the repayment of certain long-term debt, for the acquisition of additional properties, and for working capital.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

Great Lakes REIT, Inc. (the "Company") a Maryland corporation, was formed on June 22, 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office and light industrial properties located in the Midwest. At March 31, 1997, the Company owned and operated 27 properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus and Minneapolis. The Company leases office and industrial space to over 300 tenants in a variety of businesses.

The Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties in the Midwest. The Company has financed its growth by the issuance of additional shares of its common stock and by issuing short and long-term mortgage notes payable secured by its property assets. Growth in net income and funds from operations (FFO) for the three months ended March 31, 1997 as compared to March 31, 1996 has been due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1996 and 1997 from the dates of their respective acquisitions.

Three months ended March 31, 1997

In analyzing the operating results for the quarter ended March 31, 1997 of the Company, the changes in rental income, real estate taxes and property operating expenses, from 1996 are due principally to three factors: (1) the addition of operating results from properties acquired during 1997; (2) the addition of a full quarter of operating results in 1997 from properties acquired in 1996 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1996 and (3) improved operations of properties during 1997 as compared to 1996.

The Company acquired two investment properties in the first quarter of 1997. The operating results of these properties have been included in the Company's financial statements from the date of their acquisitions. In 1996, the Company acquired 10 properties, and in 1997 a full quarter of operations of these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:
                                         Rental and      Real estate   Property
                                         reimbursement   taxes         operating
                                         income                        expenses

Increase due to inclusion
 of results of properties
 acquired in 1996                       $4,976,000       $817,000    $1,212,000

Increase due to 1997 acquisitions           93,000         17,000        21,000
Property dispositions in 1996             (512,000)       (29,000)     (171,000)
Improved operations in 1997
 compared to 1996                          495,000        104,000        62,000
                                         ----------       -------       -------

Total increase in 1997                  $5,052,000       $909,000    $1,124,000
                                         ==========      ========    ==========



Interest expense during the quarter ended March 31, 1997 increased by $663,000 as the Company had greater amounts of long and short-term debt outstanding in 1997. This debt was used to finance the acquisition of properties acquired in 1996 and 1997.

General and administrative expenses increased by $593,000 due to the increases in the amortization of deferred compensation ($76,000), professional fees related to certain employee matters ($62,000), increased legal and audit fees ($79,000), implementation of a performance based compensation system in 1997 compared to the outside advisory fees paid in 1996 ($180,000) and an increase in the size of the Company ($196,000).

Depreciation and amortization increased in 1997 by $973,000 as the Company incurred these expenses on 27 properties in 1997 versus 16 properties in 1996.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 1997 were $1,219,000, a decrease of $469,000 as compared to December 31, 1996. The decline is primarily due to the Company continuing use of cash and cash equivalents to invest in tenant and other capital improvements at its properties.

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in accordance with the REIT requirements under the Internal Revenue Code.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) by long-term collateralized and uncollateralized borrowings and the issuance of debt or additional equity securities in the Company. The Company completed an initial public offering of its common shares in May of 1997. The net proceeds of approximately $93.4 million were or will be used to retire its bank lines of credit, certain long-term debt, for the acquisition of properties, and for working capital. The Company expects to borrow on its bank line of credit to acquire additional investment properties in 1997.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards issued in connection with the Merger) which may differ from the methodology for calculating FFO utilized by other equity REITs and accordingly, may not be comparable to other such REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three months ended March 31, 1997 and 1996 is as follows:

                                             1997                     1996
                                             ----                     ----
Net income                              $1,808,634                $ 971,412
Depreciation and amortization            1,554,985                  724,442
                                         ---------                  -------
FFO                                     $3,363,619               $1,695,854
                                        ==========               ==========


Changes in Securities

During the quarter ended March 31, 1997, the Company issued 25,575 shares of common stock pursuant to the exercise of outstanding stock options with an aggregate exercise price of $262,525. These shares were issued to employees pursuant to Rule 701 under the Securities Act of 1933 or Section 4(2) of the Securities Act of 1933.

Part II   Other Information


Item 6. Exhibits and Reports on Form 8-K

On January 3, 1997, the Company filed Form 8-K concerning the acquisition of Centennial Center in Schaumburg, Illinois.

On January 14, 1997, the Company filed Form 8-K concerning the amendment of its Master Revolving Credit Agreement with the First National Bank of Boston.

On February 26, 1997, the Company filed Form 8-K/A concerning its acquisition of Court International II in St. Paul, Minnesota including required financial statements.

On March 13, 1997, the Company filed Form 8-K/A  concerning  its  acquisition of
Centennial  Center  in  Schaumburg,   Illinois   including   required  financial
statements.

Exhibits

Exhibit
Number                              Description of Document

3.1 Articles of Incorporation of the Company dated June 22, 1992 (Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission (the "SEC") on April 29, 1996 (the "Form 10")

3.3 Articles Supplementary of the Company dated August 20, 1996 (Incorporated by reference from the Company's Current Report on Form 8-K dated August 28, 1996 (the "August 1996 8-K"))

3.4 Amended and restated Bylaws of the Company dated February 25, 1997 (Incorporated by reference from the Company's For S-11 as amended dated May 6, 1997 (the "Form S-11"))

4.1 Specimen of certificate representing shares of Common Stock (Incorporated by reference from the Form 10)

10.1 Merger Agreement dated January 26, 1996 between the Company and the Advisor (Incorporated by reference from the Form 10)

10.2 Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 19, 1996 (Incorporated by reference from the Company's Current Report on Form 8-K dated January 14, 1997 (the "January 1997 8-K"))

10.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated February 6, 1997 (Incorporated by reference from the Form S-11)

10.4 Offering Services Agreement dated August 15, 1995 between the Company and the Advisor (Incorporated by reference from the Form 10)

10.5 Managing Dealer & Wholesaling Agreement dated August 20, 1995 between the Company and Chauner Securities, Inc. (Incorporated by reference from the Form 10)

10.6 Agreement dated August 24, 1995 between the Company and EVEREN Securities, Inc. regarding offering (Incorporated by reference from the Form 10)

10.7 Indemnification Escrow Agreement dated April 1, 1996 between the Company, Richard A. May, Richard L. Rasley, Tim A. Grodrian, and American National Bank (Incorporated by reference from the Form 10)

10.8.1 Restricted Stock Agreement dated April 1, 1996 between the Company and Richard L. Rasley (Incorporated by reference from the Form 10)

10.8.2 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and James Hicks (Incorporated by reference from the Form 10)

10.8.3 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Raymond Braun (Incorporated by reference from the Form 10)

10.8.4 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Edith M. Scurto (Incorporated by reference from the Form 10)

10.8.5 Restricted Stock Agreement dated April 1, 1996 between Great Lakes REIT and Brett A. Brown (Incorporated by reference from the Form 10)

10.8.6 Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (previously filed)

10.9 Agreement dated August 24, 1996 between the Company and EVEREN Securities, Inc. regarding fairness opinion (Incorporated by reference from the Form 10)

10.10 Stock Option Plan for Independent Directors and Brokers (the "Directors Plan") dated July 2, 1992 as amended July 15, 1994 (Incorporated by reference from the Form 10)

10.11.1 Non-qualified Stock Option Certificated dated December 31, 1995 from the Company to Jon K. Haahr (Incorporated by reference from the Form 10)

10.11.2 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Wayne M. Janus (Incorporated by reference from the Form 10)

10.11.3 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Daniel E. Josephs (Incorporated by reference from the Form 10)

10.11.4 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Donald E. Phillips (Incorporated by reference from the Form 10)

10.11.5 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Walter H. Teninga (Incorporated by reference from the Form 10)

10.11.6 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Richard A. May (Incorporated by reference from the Form 10)

10.11.7 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Richard L. Rasley (Incorporated by reference from the Form 10)

10.11.8 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Raymond M. Braun (Incorporated by reference from the Form 10)

10.11.9 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to James Hicks (Incorporated by reference from the Form 10)

10.11.10 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Edith M. Scurto (Incorporated by reference from the Form 10)

10.11.11 Non-qualified Stock Option Certificate dated December 31, 1995 from the Company to Brett A. Brown (Incorporated by reference from the Form 10)

10.11.12 Form of Non-Qualified Stock Option Certificate for use in connection with stock options issued pursuant to the Directors Plan (Incorporated by reference from the Form 10)

10.12 Amended and Restated Secured Revolving Loan Agreement dated September 28, 1994 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

10.13 First Amendment to Amended and Restated Secured Revolving Loan Agreement dated September 29, 1995 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

10.14 Second Amendment to Amended and Restated Secured Revolving Loan Agreement dated December 27, 1995 between the Company and American National Bank and Trust Company of Chicago (Incorporated by reference from the Form 10)

10.15 Revolving Note dated December 27, 1995 between the Company and American National Bank and Trust Company of Chicago for $25,000,000 (Incorporated by reference from the Form 10)

10.16 Stock Purchase Agreement dated as of August 20, 1996 by and among the Company, Fortis Benefits Insurance Company, Morgan Stanley Institutional Fund, Inc.-U.S. Real Estate Portfolio,
                  Morgan Stanley  SICAV   Subsidiary  SA,   Wellsford   Karpf
                  Zarrilli Ventures, L.L.C., Logan, Inc. and Pension Trust Account 104972 Held by Bankers Trust Company as Trustee (Incorporated by reference from the August 1996 8-K)

10.17 Registration Rights Agreement dated as of August 20, 1996 by and among the Company, Fortis Benefits Insurance Company, Morgan Stanley Institutional Fund, Inc.-U.S. Real Estate Portfolio, Morgan Stanley SICAV Subsidiary SA, Wellsford Karpf Zarrilli Ventures, L.L.C., Logan, Inc. and Pension Trust Account 104972 Held by Bankers Trust Company as Trustee (Incorporated by reference from the August 1996 8-K)

10.18 Form of Change in Control Agreement between Company and Messrs. May, Rasley, Braun, Hicks and Mills (Incorporated by reference from the Company's Registration Statement on Form 10/A filed with the SEC on January 9, 1997 (the "Form 10/A")

10.18.1 Form of Amendment No. 1 to Great Lakes REIT, Inc. Change in Control Agreement between the Company and Messrs. May, Rasley, Braun, Hicks, Mills and Brown and Ms. Scurto (Incorporated by reference from the Form S-11)

10.19 Form of Change in Control Agreement between the Company and Mr. Brown and Ms. Scurto (Incorporated by reference from the Form 10/A)

10.20 1996 Incentive Stock Option Plan of the Company (Incorporated by reference from the Form 10/A)

10.21 Form of Stock Option Agreement for use in connection with incentive stock options issued pursuant to the 1996 Incentive Stock Option Plan of the Company; Richard A. May, Richard L. Rasley, James Hicks, Raymond Braun and Kim S. Mills entered into agreements in 1006 that evidenced 32,000, 14,000, 12,000, 16,000 and 12,000 options, respectively under the 1996 Incentive Stock Option Plan effective September 24, 1996 (Incorporated by reference from the Form 10/A)

10.22 Limited Purpose Employee Loan Program of the Company (Incorporated by reference from the Form 10/A)

10.23 Form of Limited Purpose Employee Loan Program Promissory Note for use in connection with limited purpose employee loans (Incorporated by reference from the Form 10/A)

10.24 Amended and Restated Revolving Credit Agreement (the "Amended and Restated Revolving Credit Agreement") Dated as of December 27, 1996 among the Operating Partnership and the Company and The First National Bank of Boston and Bank of America Illinois and First Bank National Association and Other Banks Which May Become Parties to the Agreement and The First National Bank of Boston as Agent (Incorporated by reference from the January 1997 8-K)

10.25             Form of First Amendment to the Amended and Restated Revolving

                  Credit Agreement dated as of March 1, 1997 (Incorporated by reference from the Form S-11)

27.1              Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Great Lakes REIT, Inc.
                                             (Registrant)






May 15, 1997                                   /s/ James Hicks
    Date                                           James Hicks
                                                 Senior Vice President &
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)