Form 10-Q
period 1997-06-30
GREAT LAKES REIT INC
filed 1997-08-13
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number: 0-28354

                             Great Lakes REIT, Inc.

             (Exact name of Registrant as specified in its Charter)

                           Maryland     36-3844714
        (State or other jurisdiction    (I.R.S. employer identification no.)
         of incorporation or organization)


               60523 823 Commerce Drive, Suite 300, Oak Brook, IL
               (Zip Code) (Address of principal executive offices)


                                (630) 368 - 2900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of the registrant's common stock, $.01 par value, outstanding as of August 12, 1997: 15,542,048

                             Great Lakes REIT, Inc.
                               Index to Form 10-Q
                                  June 30, 1997

                                                               Page Number

Part I - Financial Information

         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of June 30, 1997
                      and December 31, 1996                         4

                      Consolidated Statements of Income
                      for the three months
                      ended June 30, 1997 and 1996                  5

                      Consolidated Statement of Income
                      for the six months
                      ended June 30, 1997 and 1996                  6

                      Consolidated Statement of Changes
                      in Stockholders' Equity
                      for the six months ended June 30, 1997        7

                      Consolidated Statements of Cash flows
                      for the six months
                      ended June 30, 1997 and 1996                  8

                      Notes to Consolidated Financial Statements    9

         Item 2.      Management Discussion and Analysis of
                      Results of Operations and Financial
                      Condition                                    10

Part II - Other Information

         Item 2.      Changes in Securities

         Item 6.      Exhibits and Reports on Form 8-K             13



Great Lakes REIT, Inc.
Consolidated Balance Sheets                                                               June 30,         December 31,
                                                                                            1997               1996
Assets
Properties:
Land                                                                                     $33,092,947         $31,529,000
Buildings, improvements, and equipment                                                   169,083,593         157,902,629
                                                                                      ---------------------------------------
                                                                                         202,176,540         189,431,629
Less accumulated depreciation                                                              8,116,344           5,309,666
                                                                                      ---------------------------------------
                                                                                         194,060,196         184,121,963
Cash and cash equivalents                                                                 10,019,886           1,688,173
Real estate tax escrows                                                                      285,723           1,065,182
Rents receivable                                                                           2,992,409           2,130,935
Deferred financing and leasing costs, net of accumulated amortization                      2,701,515           2,976,902
Goodwill, net of accumulated amortization                                                  1,395,968           1,433,194
Other assets                                                                                 567,313             732,533
                                                                                      ---------------------------------------

Total assets                                                                            $212,023,010        $194,148,882
                                                                                      =======================================

Liabilities and Stockholders' Equity

Bank loan payable                                                                                            $63,802,368
Mortgage loans payable                                                                    $5,516,138          17,073,979
Bonds payable                                                                              5,030,000           5,235,000
Accounts payable and accrued liabilities                                                   4,400,719           4,153,800
Accrued real estate taxes                                                                  5,354,918           5,423,160
Prepaid rent                                                                               2,295,539           1,170,101
Security deposits                                                                            725,657             695,570
                                                                                       ---------------------------------------

Total liabilities                                                                         23,322,971          97,553,978
                                                                                       ---------------------------------------

Minority interests                                                                            312,650
                                                                                       ---------------------------------------

Preferred stock ($0.01 par value, 10,000,000 authorized; and 210,128 shares
issued in 1997 and 1996, respectively)                                                                             2,101
Common stock ($0.01 par value, 20,000,000 authorized; 15,563,832 and                         155,638              88,323
8,832,268 shares issued in 1997 and 1996, respectively)
Paid-in-capital                                                                          193,226,241          98,096,085
Retained earnings (deficit)                                                               (3,038,953)            177,320
Employee stock loans                                                                      (1,598,548)         (1,247,351)
Deferred compensation                                                                        (86,750)           (251,335)
Treasury stock, at cost (21,784 shares)                                                     (270,239)           (270,239)
                                                                                       ---------------------------------------

Total stockholders' equity                                                               188,387,389          96,594,904
                                                                                       ---------------------------------------

Total liabilities and stockholders' equity                                              $212,023,010        $194,148,882
                                                                                       =======================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT, Inc.
Consolidated Statements of Income


                                                                                 Three Months Ended June 30,
                                                                               --------------------------------------
                                                                                      1997               1996

Revenues:
Rental                                                                                 $8,418,631         $4,722,232
Reimbursements                                                                          2,446,722          1,178,452
Interest and other                                                                          208,697             26,598
                                                                               --------------------------------------

Total revenues                                                                         11,074,050          5,927,282
                                                                               --------------------------------------

Expenses:
Real estate taxes                                                                       1,838,993          1,036,744
Other property operating                                                                2,726,908          1,498,454
General and administrative                                                                744,737            562,207
Interest                                                                                1,320,527            981,459
Depreciation and amortization                                                           2,139,154            909,044
                                                                               --------------------------------------

Total expenses                                                                          8,770,319          4,987,908
                                                                               --------------------------------------

Net income                                                                             $2,303,731           $939,374
                                                                               ======================================

Earnings per common share and common share equivalent                                       $0.18              $0.19
                                                                               ======================================

Weighted average number of common shares and
common share equivalents outstanding                                                   12,482,805          4,848,197
                                                                               ======================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT, Inc.
Consolidated Statements of Income


                                                                                   Six Months Ended June 30,
                                                                               --------------------------------------
                                                                                      1997               1996

Revenues:
Rental                                                                                $16,297,384         $9,102,484
Reimbursements                                                                          5,141,272          2,321,146
Interest and other                                                                          278,613             47,435
                                                                               --------------------------------------

Total revenues                                                                         21,717,269         11,471,065
                                                                               --------------------------------------

Expenses:
Real estate taxes                                                                       3,708,631          1,997,091
Other property operating                                                                5,459,959          3,006,019
General and administrative                                                              1,675,398            900,259
Interest                                                                                2,924,180          1,922,245
Depreciation and amortization                                                           3,836,740          1,734,666
                                                                               --------------------------------------

Total expenses                                                                         17,604,908          9,560,280
                                                                               --------------------------------------

Net income                                                                             $4,112,361         $1,910,785
                                                                               ======================================

Earnings per common share and common share equivalent                                       $0.38              $0.41
                                                                               ======================================

Weighted average number of common shares and
common share equivalents outstanding                                                   10,849,971          4,707,565
                                                                               ======================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 1997


                                                 Preferred  Stock                          Common  Stock
                                        Shares             Amount              Shares             Amount             Paid in
                                        Outstanding                            Outstanding                           Capital

Balance at 1/1/97                           210,128              $2,101          8,810,484            $88,323         $98,096,085

Net proceeds from the sale
   of common stock                         (210,128)             (2,101)         6,555,000             65,550          92,974,768
Exercise of stock options                                                           58,430                584             620,821
Net income
Distributions / dividends
   ($0.30 per share)
Issuance of shares for
   property acquisitions                                                           118,134              1,181           1,534,567
Amortization of deferred compensation
                                  -------------------------------------------------------------------------------------------------

Balance at 6/30/97                                0                  $0         15,542,048           $155,638        $193,226,241
                                  =================================================================================================


Great Lakes REIT, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 1997


                                        Retained                                                                     Total
                                        Earnings           Employee            Deferred           Treasury           Stockholders'
                                        (Deficit)          Stock Loans         Compensation       Stock              Equity

Balance at 1/1/97                         $177,320         ($1,247,351)         ($251,335)         ($270,239)        $96,594,904

Net proceeds from the sale
   of common stock                                                                                                   93,038,217
Exercise of stock options                                     (351,197)                                                 270,208
Net income                               4,112,361                                                                     4,112,361
Distributions / dividends
   ($0.30 per share)                    (7,328,634)                                                                   (7,328,634)
Issuance of shares for
   property acquisitions                                                                                               1,535,748
Amortization of deferred compensation                                             164,585                                164,585
                                  -------------------------------------------------------------------------------------------------

Balance at 6/30/97                     ($3,038,953)        ($1,598,548)          ($86,750)         ($270,239)       $188,387,389
                                  =================================================================================================


The accompanying notes are an integral part of these financial statements.


Great Lakes REIT, Inc.
Consolidated Statements of Cash Flows


                                                                                    Six Months Ended June 30,
                                                                               --------------------------------------
                                                                                      1997               1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $4,112,361         $1,910,785
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                        3,836,740          1,734,666
   Amortization of deferred compensation                                                  164,585             76,222
Net changes in assets and liabilities:
   Rents receivable                                                                      (863,193)           493,911
   Real estate tax escrows                                                                797,854            222,349
   Other assets                                                                           169,290            (43,303)
   Accounts payable and accrued expenses                                                  165,386          1,668,768
   Accrued real estate taxes                                                              (68,243)            38,048
   Payment of deferred leasing costs                                                     (453,136)          (611,793)
   Other liabilities                                                                    1,237,058           (465,801)
                                                                               --------------------------------------
Net cash provided by operating activities                                               9,098,702          5,023,852
                                                                               --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                 (5,096,122)        (7,399,198)
Additions to buildings, improvements and equipment                                     (2,900,895)        (1,743,775)
Decrease (increase) in earnest money deposits                                                                875,000
Acquisition of advisor                                                                                      (435,154)
                                                                               --------------------------------------
Net cash used by investing activities                                                  (7,997,017)        (8,703,127)
                                                                               --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock in initial public offering                                101,602,500
Payment of stock offering costs                                                        (8,564,283)
Proceeds from exercise of stock options                                                   270,208          1,697,829
Proceeds from bank and mortgage loans payable                                          10,800,000          4,749,220
Distributions / dividends                                                              (7,328,634)        (2,794,662)
Payment of bank and mortgage loans and bonds                                          (89,333,683)          (498,702)
Payment of deferred financing costs                                                      (216,080)          (449,457)
                                                                               --------------------------------------
Net cash provided by financing activities                                               7,230,028          2,704,228
                                                                               --------------------------------------
Net increase (decrease) in cash and cash equivalents                                    8,331,713           (975,047)
Cash and cash equivalents, beginning of year                                            1,688,173          1,302,728
                                                                               --------------------------------------
Cash and cash equivalents, end of quarter                                             $10,019,886           $327,681
                                                                               ======================================

Supplemental disclosure of cash flow:
Interest paid                                                                          $2,859,030         $1,744,957
                                                                               ======================================

Non cash financing transactions:
Issuance of common stock for acquisition of Advisor                                                       $1,350,000
                                                                                                  ===================
Restricted stock awards                                                                                     $480,000
                                                                                                  ===================
Employee stock loans                                                                     $351,197
                                                                               ===================
Issuance of shares and units to acquire properties                                     $1,848,398
                                                                               ===================
Mortgages and loans assumed to acquire properties                                      $2,989,415
                                                                               ===================

The accompanying notes are an integral part of these financial statements.


                             Great Lakes REIT, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements. In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2.       Properties Acquired in 1997

On February 10, 1997, the Company acquired Court Office Center, a 15,000 square foot office building in Markham, Illinois for a total acquisition cost of $1,180,012.

On February 10, 1997, the Company acquired 1675 Holmes Road, a 101,286 square foot industrial building in Elgin, Illinois for a total acquisition cost of $3,925,987. A portion of the acquisition cost is represented by the issuance of limited partnership units in the Company's previously wholly-owned operating partnership which results in the recording of minority interests in the accompanying consolidated balance sheet.

On April 18, 1997, the Company acquired a 53,353 square foot building located in Brookfield, Wisconsin for a total acquisition cost of $4,950,000.

3.       Pro forma Financial Statements

As described in the Company's Form 10-K for the year ended December 31, 1996, on April 1, 1996 the Company acquired all of the outstanding shares of Equity Partners Ltd ("the Advisor") in exchange for 100,000 shares of its common stock. The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition of the Advisor, the Company's private equity offering in 1996 of common and preferred stock, and its May 1997 initial public offering, and the property acquisitions and dispositions in 1997 and 1996 had occurred at the beginning of 1996, after giving effect to certain adjustments, including increased depreciation and decreased interest expense. The unaudited pro forma summary information does not necessarily reflect the results of operations as they would have been if the Company had entered into these transactions on January 1, 1996.

                              Six months               Six months
                                   ended                    ended
                           June 30, 1997            June 30, 1996

Revenues                     $22,051,000              $19,423,000

Net income                    $6,831,000               $6,555,000
Earnings per common
 share and common
 share equivalent                  $0.44                    $0.42


4.         Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 is not expected to be material.

5.         Stock Options

On February 25, 1997, the Company granted options to purchase 1,000,000 shares of the Company's common stock to certain employees. Fifty percent of these options vest upon the approval of the plan by shareholders, and 50% vest the earlier of August 1998 or upon a change in control of the Company. These options are exercisable for 10 years from the date of grant and have an exercise price of $16 per share.

6.         Financing Activities

On May 1, 1997, the Company retired three mortgage loans secured by its Northbrook, Illinois, Wood Dale, Illinois, and 1011 Touhy Avenue, Des Plaines, Illinois properties. These loan were retired with amounts drawn under its bank lines of credit. The total refinancing was approximately $7.4 million.

On May 13, 1997, the Company completed an initial public offering of its common shares. The Company sold 5.7 million shares of common stock at the price of $15.50 per share. Net proceeds to the Company were approximately $81.0 million, substantially all of which was used to repay its bank lines of credit and other indebtedness including certain mortgage debt on the Company's properties. With the completion of the initial public offering, the outstanding preferred stock was cancelled.

On May 14, 1997 the Company was notified by the underwriters of the Company's public offering completed May 13, 1997, that the underwriters were exercising their right to purchase an additional

855,000 shares of the Company's common stock at the price of $15.50 per share. The purchase of the additional 855,000 shares closed May 15, 1997. The net proceeds to the Company from such sale totaled approximately $12.4 million.

On May 13, 1997, the Company repaid its bank lines of credit with the proceeds from the Company's initial public offering. The amount repaid was approximately $76.6 million.

On May 14, 1997, the Company repaid a mortgage loan in an amount of approximately $3 million secured by its One Hawthorn Place, Vernon Hills, Illinois property. On May 15, 1997, the Company repaid two mortgage loans aggregating approximately $2.3 million secured by its Park Place VII, Milwaukee, Wisconsin and Arlington Heights, Illinois properties.

On May 20, 1997, the Company repaid the mortgage loan in an amount of approximately $800,000 secured by its Bloomington, Minnesota property.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion and analysis of the consolidated financial condition and results of operations for the quarter and six months ended June 30, 1997. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the 1996 Form 10-K.

Overview

Great Lakes REIT, Inc. (the Company) a Maryland corporation, was formed on June 22, 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office and light industrial properties located within a 500 mile radius of Chicago. At June 30, 1997, the Company owned and operated 28 properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus and Minneapolis. The Company leases office and industrial space to over 300 tenants in a variety of businesses.

The Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties. The Company has financed its growth by the issuance of additional shares of its common stock and by issuing short and long-term mortgage notes payable that are secured by its property assets. Growth in net income and funds from operations (FFO) for the three and six months ended June 30, 1997 as compared to June 30, 1996 has been due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1996 and 1997 from the dates of their respective acquisitions.

Three months ended June 30, 1997

In analyzing the operating results for the quarter ended June 30, 1997 the changes in rental income, real estate taxes and property operating expenses, from 1996 are due principally to three factors: (1) the addition of operating results from properties acquired during 1997; (2) the addition of a full quarter of operating results in 1997 from properties acquired in 1996 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1996, and (3) improved operations of properties during 1997 as compared to 1996.

The Company acquired one investment property in the second quarter of 1997. The operating results of this property have been included in the Company's financial statements from the date of its acquisition. In 1996, the Company acquired 10 properties, and in 1997 a full quarter of operations of these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:

                                                    Rental and               Real estate          Property
                                                 reimbursement                     taxes         operating
                                                        income                                    expenses

Increase due to inclusion
 of results of properties
 acquired in 1996                                   $4,715,000                  $814,000        $1,125,000

Increase due to 1997 acquisitions                      359,000                    52,000            68,000
Property dispositions in 1996                        (527,000)                  (58,000)         (120,000)
Improved operations in 1997
 compared to 1996                                      418,000                   (6,000)           155,000
                                                    ----------                   -------          --------

Total increase in 1997                              $4,965,000                  $802,000        $1,228,000
                                                    ==========                  ========        ==========

Interest expense during the quarter ended June 30, 1997 increased by $339,000 as the Company had increased amounts of long and short-term indebtedness outstanding in 1997. This debt was used to finance the acquisition of properties acquired in 1996 and 1997.

General and administrative expenses increased by $183,000 due to increases in the amortization of deferred compensation ($89,000), and increased compensation expense in 1997 as compared to 1996 ($94,000).

Depreciation and amortization increased in 1997 by $1,230,000 as the Company incurred these expenses on 28 properties in 1997 as compared to 16 properties in 1996.

Six months ended June 30, 1997

In analyzing the operating results for the six months ended June 30, 1997 of the Company, the changes in rental income, real estate taxes and property operating expenses, from 1996 are due principally to three factors: (1) the addition of operating results from properties acquired during 1997; (2) the addition of a full six months of operating results in 1997 from properties acquired in 1996 as compared to the partial period of operating results from the dates of their respective acquisitions in 1996; and (3) improved operations of properties during 1997 as compared to 1996.

During the six months  ended  June 30,  1997,  the  Company  acquired  three new investment  properties.  The  operating  results of these  properties  have been included in the Company's financial statements from the date of their acquisitions. In 1996, the Company acquired 10 properties, and in 1997 a full six months of operations of these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:

                                                    Rental and                                    Property
                                                 Reimbursement               Real Estate         Operating
                                                        Income                     Taxes          Expenses

Increase due to inclusion
 of results of properties
 acquired in 1996                                   $9,688,000                $1,631,000        $2,404,000
Increase due to 1997 acquisitions                      453,000                    70,000            89,000
Property dispositions in 1996                      (1,039,000)                  (87,000)         (240,000)
Improved operations in 1997
 compared to 1996                                      913,000                    98,000           201,000
                                                       -------                    ------           -------

Total increase in 1997                             $10,015,000                $1,712,000        $2,454,000
                                                   ===========                ==========        ==========

Interest expense during the six months ended June 30, 1997 increased by $1,002,000 as the Company had increased amounts of long and short-term indebtedness outstanding in 1997. This indebtedness was used to finance the acquisition of properties acquired in 1996 and 1997.

General and administrative expenses increased by $775,000 due to increases in the amortization of deferred compensation ($164,000), professional fees related to certain employee matters ($62,000), increased legal and audit fees ($79,000), increased costs associated with the implementation of a performance based compensation system in 1997 compared to the outside advisory fees paid in 1996 ($274,000) and an increase in the size of the Company ($196,000).

Depreciation and amortization increased in 1997 by $2,102,000 as the Company incurred these expenses on 28 properties in 1997 as compared to 16 properties in 1996.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 1997 were $10,020,000, an increase of $8,332,000 as compared to December 31, 1996. The increase is primarily due to increased cash flow from operating activities in 1997 as compared to 1996 and increased net cash provided by financing activities in 1997 as compared to 1996.

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in order to comply with certain federal income tax requirements applicable to real estate investment trusts (REITs).

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) by long-term collateralized and uncollateralized borrowings and the issuance of debt or additional equity securities in the Company. The Company completed an initial public offering of its common shares in May 1997. The net proceeds of approximately $93.4 million were used to repay its bank lines of credit, for repayment of other indebtedness (including certain mortgage debt secured by certain of the Company's properties), and for working capital. The Company expects to borrow on its bank line of credit to acquire additional investment properties in 1997.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards issued in connection with the Merger) which may differ from the methodology for calculating FFO utilized by other equity REITs and accordingly, may not be comparable to other such REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three months ended June 30, 1997 and 1996 is as follows:

                                                                                      1997                     1996
                                                                                      ----                     ----
Net income                                                                     $ 2,303,731                $ 939,374
Depreciation and amortization                                                    1,663,955                  869,263
Loan prepayment costs                                                              644,189                     ----
                                                                                   -------                     ----
FFO                                                                             $4,611,875               $1,808,637
                                                                                ==========               ==========

FFO for the six months ended June 30, 1997 and 1996 is as follows:

                                                                                      1997                     1996
                                                                                      ----                     ----

Net income                                                                      $4,112,361               $1,910,785
Depreciation and amortization                                                    3,218,973                1,594,126
Loan prepayment costs                                                              644,189                     ----
                                                                                   -------                     ----
FFO                                                                             $7,975,523               $3,504,911
                                                                                ==========               ==========

Forward-Looking Statements

Certain Statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, increased competition for acquisition of new properties, unanticipated expenses and delays in acquiring properties or increasing occupancy rates and regional economic and business conditions.

Part II Other Information

Item 2. Changes in Securities

During the quarter ended June 30, 1997, the Company issued 33,123 shares of common stock pursuant to the exercise of outstanding stock options with an aggregate exercise price of $362,998. These shares were issued to employees pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act.

Item 6. Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K:          There were no reports on Form 8-K filed
                                       during the quarter ended June 30, 1997.

(b)      Exhibits

Exhibit
Number                                               Description of Document

10.18 Form of Change in Control Agreement between Company and Mr. Hunt (Incorporated by reference from the Company's Registration Statement on Form 10/A filed with the SEC on January 9, 1997 (the "Form 10/A")

10.18.1 Form of Amendment No. 1 to Great Lakes REIT, Inc. Change in Control Agreement between the Company and Mr. Hunt incorporated by reference from Form 10-Q filed with the SEC for the quarter ended March 31, 1997.

27.1          Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   Great Lakes REIT, Inc.
                                                       (Registrant)






Date:  August 12, 1997                             /s/ James Hicks
                                                   Senior Vice President &
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)