Form 10-Q
period 1997-09-30
GREAT LAKES REIT INC
filed 1997-11-13
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       OR

              / /Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


     Number of shares of the registrant's common stock, $.01 par value, outstanding as of November 12, 1997: 15,685,866

                             Great Lakes REIT, Inc.
                               Index to Form 10-Q
                               September 30, 1997

                                                            Page Number

Part I - Financial Information

Item 1.           Financial Statements (unaudited):

                  Consolidated Balance Sheets
                  as of September 30, 1997
                  and December 31, 1996                              4

                  Consolidated Statements of Income
                  for the three months
                  ended September 30, 1997 and 1996                  5

                  Consolidated Statements of Income
                  for the nine months
                  ended September 30, 1997 and 1996                  6

                  Consolidated Statement of Changes
                  in Stockholders' Equity
                  for the nine months ended September 30, 1997       7

                  Consolidated Statements of Cash Flows
                  for the nine months
                  ended September 30, 1997 and 1996                  8

                  Notes to Consolidated Financial Statements         9

Item 2.           Management Discussion and Analysis of Results of
                  Operations and Financial Condition                12

Part II - Other Information

Item 2.           Changes in Securities                             17

Item 4.           Submission of Matters to a Vote of Security
                  Holders                                           17

Item 6.           Exhibits and Reports on Form 8-K                  18


Consolidated Balance Sheets
(unaudited)                                                                         September 30,       December 31,
                                                                                        1997               1996
Assets
Properties:
Land                                                                                 $37,494,153         $31,529,000
Buildings, improvements, and equipment                                               213,724,561         157,902,629
                                                                                    ---------------------------------------
                                                                                     251,218,714         189,431,629
Less accumulated depreciation                                                          9,656,647           5,309,666
                                                                                    ---------------------------------------
                                                                                     241,562,067         184,121,963
Cash and cash equivalents                                                              2,363,204           1,688,173
Real estate tax escrows                                                                  316,529           1,065,182
Rents receivable                                                                       2,386,979           2,130,935
Deferred financing and leasing costs, net of accumulated amortization                  2,614,185           2,976,902
Goodwill, net of accumulated amortization                                              1,377,355           1,433,194
Other assets                                                                             693,581             732,533
                                                                                    ---------------------------------------

Total assets                                                                        $251,313,900        $194,148,882
                                                                                    =======================================

Liabilities and Stockholders' Equity

Bank loan payable                                                                    $39,000,000         $63,802,368
Mortgage loans payable                                                                 5,479,839          17,073,979
Bonds payable                                                                          5,030,000           5,235,000
Accounts payable and accrued liabilities                                               4,824,327           4,153,800
Accrued real estate taxes                                                              5,329,353           5,423,160
Prepaid rent                                                                           2,594,617           1,170,101
Security deposits                                                                        827,465             695,570
                                                                                    ---------------------------------------

Total liabilities                                                                     63,085,601          97,553,978
                                                                                    ---------------------------------------

Minority interest                                                                        312,650
                                                                                    ---------------------------------------

Preferred stock ($0.01 par value, 10,000,000 authorized; none issued                                           2,101
in 1997 and 210,128 issued in 1996)
Common stock ($0.01 par value, 60,000,000 authorized; 15,697,473 and                     156,975              88,323
8,832,268 shares issued in 1997 and 1996 respectively)
Paid-in-capital                                                                      194,599,817          98,096,085
Retained earnings (deficit)                                                           (3,626,193)            177,320
Employee stock loans                                                                  (2,865,086)         (1,247,351)
Deferred compensation                                                                    (79,625)           (251,335)
Treasury stock, at cost (21,784 shares)                                                 (270,239)           (270,239)
                                                                                    ---------------------------------------

Total stockholders' equity                                                           187,915,649          96,594,904
                                                                                    ---------------------------------------

Total liabilities and stockholders' equity                                          $251,313,900        $194,148,882
                                                                                    =======================================


The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
(unaudited)

                                                             Three Months Ended September 30,
                                                           ----------------------------------------------
                                                                    1997                   1996

Revenues:
Rental                                                                 $8,922,178             $4,924,980
Reimbursements                                                          2,633,848              1,185,610
Interest and other                                                        261,197                 30,931
                                                           ----------------------------------------------

Total revenues                                                         11,817,223              6,141,521
                                                           ----------------------------------------------

Expenses:
Real estate taxes                                                       1,692,032                910,132
Other property operating                                                2,863,102              1,685,139
General and administrative                                                923,062                592,782
Interest                                                                  220,760                943,288
Depreciation and amortization                                           2,002,533              1,008,401
                                                           ----------------------------------------------

Total expenses                                                          7,701,489              5,139,742
                                                           ----------------------------------------------

Net income                                                             $4,115,734             $1,001,779
                                                           ==============================================

Earnings per common share
 common share equivalent                                                    $0.26                  $0.17
                                                           ==============================================

Weighted average number of
common shares and common
 share equivalents outstanding                                         15,727,905              5,830,369
                                                           ==============================================


The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Income
(unaudited)

                                                                   Nine Months Ended September 30,
                                                           -------------------------------------------
                                                                   1997                  1996

Revenues:
Rental                                                               $25,219,293          $14,027,463
Reimbursements                                                         7,775,120            3,506,757
Interest and other                                                       539,811               78,366
                                                           -------------------------------------------

Total revenues                                                        33,534,224           17,612,586
                                                           -------------------------------------------

Expenses:
Real estate taxes                                                      5,400,664            2,907,224
Other property operating                                               8,323,061            4,691,157
General and administrative                                             2,598,460            1,493,041
Interest                                                               3,144,940            2,865,533
Depreciation and amortization                                          5,839,273            2,743,067
                                                           -------------------------------------------

Total expenses                                                        25,306,398           14,700,022
                                                           -------------------------------------------

Net income                                                            $8,227,826           $2,912,564
                                                           ===========================================

Earnings per common share and
  common share equivalent                                                  $0.66                $0.57
                                                           ===========================================

Weighted average number of
common shares and common
share equivalents outstanding                                         12,475,363            5,081,833
                                                           ===========================================


The accompanying notes are an integral part of these financial statements.


Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 1997
(unaudited)

                                                 Preferred  Stock                          Common  Stock
                                        Shares             Amount              Shares             Amount             Paid in
                                        Outstanding                            Outstanding                           Capital

Balance at 1/1/97                       210,128              $2,101          8,810,484            $88,323         $98,096,085

Net proceeds from the sale
   of common stock                     (210,128)             (2,101)         6,555,000             65,550          92,966,517
Exercise of stock options                                                      192,071              1,921           2,002,648
Net income
Distributions / dividends
   ($0.30 per share)
Issuance of shares for
   property acquisitions                                                       118,134              1,181           1,534,567
Amortization of deferred compensation
                                        --------------------------------------------------------------------------------------------

Balance at 9/30/97                            0                  $0         15,675,689           $156,975        $194,599,817
                                        ============================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 1997
(unaudited)

                                        Retained                                                                     Total
                                        Earnings           Employee            Deferred           Treasury           Stockholders'
                                        (Deficit)          Stock Loans         Compensation       Stock              Equity

Balance at 1/1/97                        $177,320         ($1,247,351)         ($251,335)         ($270,239)        $96,594,904

Net proceeds from the sale
   of common stock                                                                                                   93,029,966
Exercise of stock options                                  (1,617,735)                                                  386,834
Net income                              8,227,826                                                                     8,227,826
Distributions / dividends
   ($0.30 per share)                  (12,031,339)                                                                  (12,031,339)
Issuance of shares for
   property acquisitions                                                                                              1,535,748
Amortization of deferred compensation                         171,710            171,710
                                        --------------------------------------------------------------------------------------------

Balance at 9/30/97                    ($3,626,193)        ($2,865,086)          ($79,625)         ($270,239)       $187,915,649
                                        ============================================================================================

The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Cash Flows
(unaudited)

                                                                               Nine Months Ended September 30,
                                                                               ------------------------------------------
                                                                                       1997                 1996
Net income                                                                               $8,227,826           $2,912,564
Adjustments to reconcile net income to cash
     flows from operating activities:
   Depreciation and amortization                                                          5,839,273            2,743,067
   Amortization of deferred compensation                                                    171,710              152,444
Net changes in assets and liabilities:
   Rents receivable                                                                        (256,044)             541,726
   Real estate tax escrows                                                                  767,049              611,337
   Other assets                                                                             141,397              104,230
   Accounts payable and accrued expenses                                                    693,137            1,239,681
   Accrued real estate taxes                                                                (93,807)            (295,253)
   Payment of deferred leasing costs                                                       (628,433)          (1,150,682)
   Other liabilities                                                                      1,554,742             (255,953)
                                                                               ------------------------------------------
Net cash provided by operating activities                                                16,416,850            6,603,161
                                                                               ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                  (51,992,731)         (18,689,351)
Additions to buildings, improvements and equipment                                       (5,146,082)          (3,008,552)
Decrease (increase) in earnest money deposits                                              (100,000)             750,000
Acquisition of advisor                                                                                -         (435,154)
                                                                               ------------------------------------------
Net cash used by investing activities                                                   (57,238,813)         (21,383,057)
                                                                               ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock in private offering                                             -              735
Proceeds from sale of common stock in private offering                                                -       17,594,115
Proceeds from sale of common stock in initial public offering                           101,602,500                        -
Payment of stock offering costs                                                          (8,572,534)          (2,807,617)
Proceeds from exercise of stock options                                                     386,834            1,947,764
Proceeds from bank and mortgage loans payable                                            49,800,000            3,349,220
Distributions / dividends                                                               (12,031,339)          (4,435,554)
Payment of bank and mortgage loans and bonds                                            (89,390,923)            (660,957)
Payment of deferred financing costs                                                        (297,544)            (694,331)
                                                                               ------------------------------------------
Net cash provided by financing activities                                                41,496,994           14,293,375
                                                                               ------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        675,031             (486,521)
Cash and cash equivalents, beginning of year                                              1,688,173            1,302,728
                                                                               ------------------------------------------
Cash and cash equivalents, end of quarter                                                $2,363,204             $816,207
                                                                               ==========================================

Supplemental disclosure of cash flows:
Interest paid                                                                            $3,091,493           $2,732,582
                                                                               ==========================================

Non cash financing transactions:
Issuance of common stock for acquisition of Advisor                                                           $1,350,000
                                                                                                    =====================
Restricted stock awards                                                                                         $480,000
                                                                                                    =====================
Employee stock loans                                                                     $1,617,735            1,247,351
                                                                               ==========================================
Issuance of shares and units to acquire properties                                       $1,848,398
                                                                               =====================
Mortgages and loans assumed to acquire properties                                        $2,989,415
                                                                               =====================

The accompanying notes are an integral part of these financial statements.


Great Lakes REIT, Inc.
Notes to Consolidated Financial Statements
                                                    (Unaudited)

1.       Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements. In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Properties Acquired in 1997

On February 10, 1997, the Company acquired Court Office Center, a 15,000 square foot office building in Markham, Illinois for a total acquisition cost of $1,262,886.

On February 10, 1997, the Company acquired 1675 Holmes Road, a 101,286 square foot industrial building in Elgin, Illinois for a total acquisition cost of $3,925,987. A portion of the acquisition cost was paid by issuing limited partnership units in Great Lakes REIT, L.P., the Company's previously wholly-owned operating partnership, which results in the recording of minority interests in the accompanying consolidated balance sheet.

On April 18, 1997, the Company acquired a 53,353 square foot building located in Brookfield, Wisconsin for a total acquisition cost of $4,964,815.

On September 1, 1997, the Company acquired a 213,346 square foot building located in Schaumburg, Illinois, for a total acquisition cost of $19,897,432.

On September 30, 1997, the Company acquired two office buildings totalling 319,679 square feet located in Dublin, Ohio, for a total acquisition cost of $26,905,205.


3.       Pro forma Summary Information

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on April 1, 1996 the Company acquired all of the outstanding shares of Equity Partners Ltd. (the "Advisor") in exchange for 100,000 shares of its common stock. The following unaudited pro forma summary information presents the results of operations of the Company as if the acquisition of the Advisor, the Company's private equity offering in 1996 of common and preferred stock, its May 1997 initial public offering, and the property acquisitions and dispositions completed during 1997 and 1996 had occurred at the beginning of 1996, after giving effect to certain adjustments, including increased depreciation and decreased interest expense. The unaudited pro forma summary information does not necessarily reflect the results of operations as they would have been if the Company had entered into these transactions on January 1, 1996.

                                                  Nine months                                  Nine months
                                                        ended                                        ended
                                            September 30, 1997                          September 30, 1996

           Revenues                                    $39,559                                     $35,021
           Net income                                  $11,233                                      $9,826
           Earnings per common
            share and common
            share equivalent                             $0.90                                       $0.79

4.         Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the Company's computation of its earnings per share is not expected to be material.

5.         Stock Options

On February 25, 1997, the Company granted options to purchase 1,000,000 shares of the Company's common stock to certain employees subject to the approval of a new stock option plan by the Company's stockholders. On May 29, 1997, the Board of Directors adopted the 1997 Equity and Performance Incentive Plan (the "Plan") which replaced the 1996 employee stock option plan and provided 2,250,000 shares be reserved for issuance under the Plan, and on September 11, 1997 the Company's stockholders approved the Plan. Fifty percent of the options granted on February 25, 1997 vested upon approval of the Plan by the Company's stockholders and 50% vest the earlier of August 25, 1998 or upon a change in control of the Company. These options are exercisable for 10 years from the date of grant and have an exercise price of $16 per share.

During the quarter ended September 30, 1997, the Company granted 165,000 options to certain employees at an average exercise price of $16.37. These options have a term of ten years and vest 50% upon grant and 50% eighteen months from the date of grant or upon a change in control of the Company.


6.         Financing Activities

On May 1, 1997, the Company repaid three mortgage loans secured by its Northbrook, Illinois, Wood Dale, Illinois, and 1011 Touhy Avenue, Des Plaines, Illinois properties. These loans were repaid with amounts drawn under its bank lines of credit. The total refinancing was approximately $7.4 million.

In May, 1997, the Company closed the initial public offering of its common shares. The Company sold 6.55 million shares of common stock at the price of $15.50 per share including shares issued upon exercise of the underwriter's overallotment option. Net proceeds to the Company were approximately $93.4 million, substantially all of which was used to repay its bank lines of credit and other indebtedness including certain mortgage debt on the Company's properties. With the completion of the initial public offering, the outstanding preferred stock was cancelled.

In May, 1997, with the proceeds from the Company's initial public offering, the Company repaid approximately $74.6 million of its bank lines of credit, and repaid the following mortgage loans: a loan in an amount of approximately $3 million secured by its One Hawthorn Place, Vernon Hills, Illinois property; two loans aggregating approximately $2.3 million secured by its Park Place VII, Milwaukee, Wisconsin and Arlington Heights, Illinois properties; and a loan in an amount of approximately $800,000 secured by its Bloomington, Minnesota property.

7.         Subsequent Events

On October 10, 1997, the Company acquired the Arlington Business Center, a property composed of three single-story office/service center buildings totaling 97,913 square feet located in Arlington Heights, Illinois for a contract price of $5,200,000.

The Company recently contracted to purchase three properties for an aggregate purchase price of approximately $57,000,000. These three transactions, one in the Chicago area and the other two in the Detroit area, total approximately 570,000 square feet. All three purchases are anticipated to close before December 31, 1997.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion and analysis of the consolidated financial condition and results of operations for the quarter and nine months ended
September 30, 1997. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the Company's 1996 Form 10-K.

Overview

Great Lakes REIT, Inc. (the Company) a Maryland corporation, was formed on June 22, 1992 to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office and light industrial properties located within a 500 mile radius of Chicago. At September 30, 1997, the Company owned and operated 31 properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus and Minneapolis. The Company leases office and industrial space to over 300 tenants in a variety of businesses.

The Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties. The Company has financed its growth by the issuance of shares of its common stock and short and long-term mortgage notes. Growth in net income and funds from operations (FFO) for the three and nine months ended September 30, 1997 as compared to September 30, 1996 has been due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1996 and 1997 from the dates of their respective acquisitions.

Three months ended September 30, 1997 compared to three months ended September 30, 1996

In analyzing the operating results for the quarter ended September 30, 1997 the changes in rental income, real estate taxes and property operating expenses, from 1996 are due principally to three factors: (1) the addition of operating results from properties acquired during 1997 and the fourth quarter of 1996; (2) the addition of a full quarter of operating results in 1997 from the properties acquired in the third quarter of 1996 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1996, and
(3) improved operations of properties during 1997 as compared to 1996.

The Company acquired three properties in the third quarter of 1997. The operating results of these properties have been included in the Company's financial statements from the date of their acquisition. During the third and fourth quarters of 1996 the Company acquired 8 properties, and in 1997 a full quarter of operations for these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:

                                                    Rental and               Real estate          Property
                                                 reimbursement                     taxes         operating
                                                        income                                    expenses

Increase due to inclusion
 of results of properties
 acquired in 1996                                                             $4,964,000          $767,000
           $1,126,000
Increase due to 1997 acquisitions                      719,000                    86,000           166,000
Property dispositions in 1996                        (486,000)                  (56,000)         (155,000)
Improved operations in 1997
 compared to 1996                                                                248,000          (15,000)
                                                                              ----------          --------
            41,000
Total increase in 1997                              $5,445,000                  $782,000        $1,178,000
                                                    ==========                  ========        ==========

Interest expense during the quarter ended September 30, 1997 decreased by $723,000 as a result of the repayment of debt with proceeds from the Company's initial public offering.

General and administrative expenses increased by $162,000 principally due to costs associated with the hiring of its new president.

Depreciation and amortization increased in 1997 by $994,000 as the Company incurred these expenses on 31 properties as of September 30, 1997 as compared to 19 properties as of September 30, 1996.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

In analyzing the operating results for the nine months ended September 30, 1997 of the Company, the changes in rental income, real estate taxes and property operating expenses, from 1996 are due principally to three factors: (1) the addition of operating results from properties acquired during 1997 and the fourth quarter of 1996; (2) the addition of a full nine months of operating results in 1997 from properties acquired in during the first three quarters of 1996 as compared to the partial period of operating results from the dates of their respective acquisitions in 1996; and (3) improved operations of properties during 1997 as compared to 1996.

During the nine months ended September 30, 1997, the Company acquired six new investment properties. The operating results of these properties have been included in the Company's financial statements from the date of their acquisitions. In 1996, the Company acquired 10 properties, and in 1997 a full nine months of operations of these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:

      Expenses


                                                    Rental and                                    Property
                                                 Reimbursement               Real Estate         Operating
                                                        Income                     Taxes

Increase due to inclusion
 of results of properties
 acquired in 1996                                                            $14,658,000        $2,398,000
           $3,510,000
Increase due to 1997 acquisitions                    1,172,000                   156,000           255,000
Property dispositions in 1996                      (1,525,000)                 (144,000)         (394,000)
Improved operations in 1997
 compared to 1996                                                              1,155,000            83,000
                                                                               ---------            ------
           261,000

Total increase in 1997                             $15,460,000                $2,493,000        $3,632,000
                                                   ===========                ==========        ==========

Interest expense during the nine months ended September 30, 1997 increased by $279,000 as the Company had substantially increased amounts of long and short-term indebtedness outstanding during the first and second quarters of 1997 compared with 1996. For the nine month period this factor countered the reduction in debt following the initial public offering which impacted the third quarter. This indebtedness was incurred to finance the acquisition of properties acquired in 1996 and 1997.

General and administrative expenses increased by $763,000 due to: increases in costs associated with the implementation of a performance based compensation system in 1997 compared to the outside advisory fees paid in 1996 ($197,000); increased costs associated with the hiring of the Company's new president ($175,000); amortization of deferred compensation ($171,000); an increase in the size of the Company ($92,000); increased legal and audit fees ($80,000); and professional fees related to certain employee matters ($48,000).

Depreciation and amortization increased in 1997 by $3,078,000 as the Company incurred these expenses on 31 properties as of September 30, 1997 as compared to 19 properties as of September 30, 1996.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 1997 were $2,363,000, an increase of $675,000 as compared to December 31, 1996. The increase is primarily due to increased cash flow from operating activities in 1997 as compared to 1996 and increased net cash provided by financing activities in 1997 as compared to 1996.

The Company expects to meet its short-term liquidity requirements for general operations principally through its working capital and net cash provided by operating activities. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and to fund the payment of dividends in order to comply with certain federal income tax requirements applicable to real estate investment trusts ("REITs").


The Company expects to meet its short term liquidity requirements for property acquisitions and significant capital improvements initially through additional borrowings on its existing $75 million line of credit which matures in April of 1998. The Company anticipates that the existing line of credit will not be sufficient to fund all such requirements and has commenced negotiations to establish an additional short term secured credit facility of approximately $25 million which the Company expects will be sufficient to provide the required funds until such time as the line of credit is renewed and expanded or the short term debt is replaced with long term debt or is repaid with the proceeds of additional equity offerings.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings and the issuance of debt or additional equity securities in the Company. The Company completed an initial public offering of its common shares in May 1997. The net proceeds of approximately $93.4 million were used to repay its bank lines of credit, for repayment of other indebtedness (including certain mortgage debt secured by certain of the Company's properties), and for working capital.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards issued in connection with the Merger) which may differ from the methodology for calculating FFO utilized by other equity REITs and accordingly, may not be comparable to other such REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three months ended September 30, 1997 and 1996 is as follows:

                                                                                      1997                     1996
                                                                                      ----                     ----
Net income                                                                     $ 4,115,734              $ 1,001,779
Depreciation and amortization                                                    1,763,705                  964,680
                                                                                 ---------                  -------
FFO                                                                             $5,879,439               $1,966,459
                                                                                ==========               ==========


FFO for the nine months ended September 30, 1997 and 1996 is as follows:

                                                                                      1997                     1996
                                                                                      ----                     ----

Net income                                                                      $8,227,826               $2,912,564
Depreciation and amortization                                                    4,982,678                2,454,721
Loan prepayment costs                                                              644,189                     ----
                                                                                   -------                     ----
FFO                                                                            $13,854,693               $5,367,285
                                                                               ===========               ==========

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

Part II Other Information

Item 1. Legal Proceedings

The Company was not involved as a defendant or a plaintiff in any material legal proceedings other than routine litigation incidental to the business.

Item 2. Changes in Securities

At the Annual Stockholders' Meeting held on September 11, 1997 the Company's stockholders approved the amendment and restatement of the Charter of the Company as described in the Articles of Amendment and Restatement attached to this Form 10-Q as Exhibit 3.1.

The Articles of Amendment and Restatement which were subsequently filed with the State Department of Assessments and Taxation of Maryland on September 20, 1997 contain the following four principal modifications to the Company's Articles of
Incorporation: (1) an increase in the number of shares of Common Stock that the Company is authorized to issue from 20,000,000 to 60,000,000; (2) the incorporation from the Company's Bylaws of certain stock ownership limitations deemed appropriate and necessary to maintain the Company's REIT status under the Internal Revenue Code; (3) elimination of provisions in the Articles of Incorporation which exempted the Company and its shares from provisions of the Maryland General Corporation Law that govern certain business combinations and provisions of Maryland General Corporation Law that restrict the voting rights of "control shares" of a Maryland corporation; and (4) general modifications to reflect what the Board of Directors believes are appropriate corporate governance provisions for a public REIT.

During the quarter ended September 30, 1997, the Company issued 133,641 shares of common stock pursuant to the exercise of outstanding stock options with an aggregate exercise price of $1,383,164. These shares were issued to the optionholders pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act or Rule 701 thereunder.

Item 3.           Defaults Upon Senior Securities

The Company is not in default on any Senior Securities.

Item 4.           Submission of Matters to a Vote of Security Holders.

On September 11, 1997, the Company conducted its 1997 Annual Stockholders' Meeting in Schaumburg, Illinois pursuant to a Notice of Meeting and Proxy Statement dated July 31, 1997.

All of the members of the Company's Board of Directors were nominated and were reelected to serve another term at such Annual Meeting. The following is the list of the individuals who were nominated and reelected to the Board of
Directors:  Mr.  James  J.  Brinkerhoff,  Mr.  Daniel  E.  Josephs,  Mr.  Edward
Lowenthal, Mr. Richard A. May, Mr. Donald E. Phillips, Mr. Richard L. Rasley, Mr. Walter H. Teninga. The following is a description of the voting results for each of the nominees.

Issue: Election of Directors                     For           Against         Abstain                            Total
=========================================================== ====================================================================

Nominees Name:

James J. Brinkerhoff                            11,411,140          14,912          12,853                           11,438,905
Daniel E. Josephs                               11,389,854          36,198          12,853                           11,438,905
Edward Lowenthal                                11,413,340          12,712          12,853                           11,438,905
Richard May                                     11,413,340          12,712          12,853                           11,438,905
Donald Phillips                                 11,230,757         195,295          12,853                           11,438,905
Richard Rasley                                  11,413,340          12,712          12,853                           11,438,905
Walter H. Teninga                               11,389,854          36,198          12,853                           11,438,905


Three other matters were submitted to a vote at the Annual Meeting. The following is a brief description of the other matters voted upon at the meeting and of the voting on each matter.

1. Ratification of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1997. The proposal was approved by the Company's stockholders with the following vote totals: 11,408,037 for and 17,882 against with 12,986 abstentions and broker non-votes.

     2. Approval of the Great Lakes REIT, Inc. 1997 Equity and Performance Incentive Plan (the "Plan"). The Plan was adopted by the Board of Directors on May 29, 1997, subject to approval by the Company's stockholders at the 1997 Annual Meeting. The proposal was approved by the Company's stockholders with the following vote totals: 8,017,988 for and 1,455,170 against with 1,965,747 abstentions and broker non-votes.

     3. Approval of the amendment of the Company's Charter as set forth in the Articles of Amendment and Restatement. The proposal was approved by the Company's stockholders with the following vote totals: 8,017,988 for and 1,455,170 against with 1,965,747 abstentions and broker non-votes.

Item 5.  Other Information.

The Company recently completed contracts to purchase two properties for an aggregate purchase price (including budgeted renovation costs) of $48.5 million and is in the final stages of contract negotiations for an additional $8.5 million property. These three properties, one in the Chicago area and the other two in the Detroit area, total 570,000 rentable square feet, have an average annualized return of 10.25% based on the respective December 1997 rent rolls annualized and an average occupancy rate of 94%. All three of the purchases are expected to close in December 1997.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are attached hereto:

Exhibit
Number                              Description of Document

3.1             The Company's Articles of Amendment and Restatement

10.1            Change in Control Agreement between Company and Mr. Adam Berman.

10.2            The 1997 Equity and Performance Incentive Plan

27.1            Financial Data Schedule


(b)      Reports on Form 8-K:

         The following report on Form 8-K was filed during the quarter ended September 30, 1997: the report dated September 15, 1997 regarding a real estate acquisition in Schaumburg, Illinois, One Century Centre.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              Great Lakes REIT, Inc.

                                              (Registrant)






Date: November 12, 1997                        /s/ James Hicks
                                               Senior Vice President &
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)

Exhibits:

Exhibit 3.1 The Company's Articles of Amendment and Restatement

                             GREAT LAKES REIT, INC.
                      ARTICLES OF AMENDMENT AND RESTATEMENT

     FIRST: Great Lakes REIT, Inc. a Maryland corporation (the "Corporation"), desires to amend and restate its charter as currently in effect and as hereinafter amended.

     SECOND: The following provisions are all the provisions of the charter currently in effect and as hereinafter amended:

                                    ARTICLE I
                                  INCORPORATOR

         The undersigned, Anne Hamblin Schiave, whose address is 40th Floor, 500 West Madison Street, Chicago, Illinois 60661-2511, being at least 18 years of age, does hereby form a corporation under the general laws of the State of Maryland.

                                   ARTICLE II
                                      NAME

         The name of the corporation (the "Corporation") is:

                             Great Lakes REIT, Inc.

                                   ARTICLE III
                                     PURPOSE

         The purposes for which the Corporation is formed are to engage in any lawful act or activity (including, without limitation or obligation, engaging in business as a real estate investment trust under the Internal Revenue Code of 1986, as amended, or any successor statute (the "Code")) for which corporations may be organized under the general laws of the State of Maryland as now or hereafter in force. For purposes of these Articles, "REIT" means a real estate investment trust under Sections 856 through 860 of the Code.

                                   ARTICLE IV
                  PRINCIPAL OFFICE IN STATE AND RESIDENT AGENT

         The address of the principal office of the Corporation in the State of Maryland is c/o Ballard Spahr Andrews & Ingersoll, 300 East Lombard Street, Baltimore, Maryland 21202, Attention: James J. Hanks, Jr. The name of the resident agent of the Corporation in the State of Maryland is James J. Hanks, Jr., whose post address is c/o Ballard Spahr Andrews & Ingersoll, 300 East Lombard Street, Baltimore, Maryland 21202. The resident agent is a citizen of and resides in the State of Maryland.

                                    ARTICLE V
                        PROVISIONS FOR DEFINING, LIMITING
                      AND REGULATING CERTAIN POWERS OF THE
                CORPORATION AND OF THE STOCKHOLDERS AND DIRECTORS

         Section 5.1 Number and Classification of Directors. The business and affairs of the Corporation shall be managed under the direction of the Board of Directors. The number of directors of the Corporation shall be nine, which number may be increased or decreased pursuant to the Bylaws, but shall never be less than the minimum number required by the Maryland General Corporation Law. The names of the current directors are:

                                    James J. Brinkerhoff
                                    Daniel E. Josephs
                                    Edward Lowenthal
                                    Richard A. May
                                    Donald E. Phillips
                                    Richard L. Rasley
                                    Walter H. Teninga

The directors may increase the number of directors and may fill any vacancy, whether resulting from an increase in the number of directors or otherwise, on the Board of Directors in the manner provided in the Bylaws.

         At any meeting of stockholders, the directors (other than any director elected solely by holders of one or more classes or series of Preferred Stock) may be classified, with respect to the terms for which they severally hold office, into three classes, as nearly equal in number as possible, one class to hold office initially for a term expiring at the next succeeding annual meeting of stockholders, another class to hold office initially for a term expiring at the second succeeding annual meeting of stockholders and another class to hold office initially for a term expiring at the third succeeding annual meeting of stockholders, with the members of each class to hold office until their successors are duly elected and qualify. At each annual meeting of the stockholders, the successors to the class of directors whose term expires at such meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

         Section 5.2 Extraordinary  Actions.  Except as specifically provided in
Article VIII, notwithstanding any provision of law permitting or requiring any action to be taken or authorized by the affirmative vote of the holders of a greater number of votes, any such action shall be effective and valid if taken or authorized by the affirmative vote of holders of shares entitled to cast a majority of all the votes entitled to be cast on the matter.

         Section 5.3 Authorization by Board of Stock Issuance. The Board of Directors may authorize the issuance from time to time of shares of stock of the Corporation of any class or series, whether now or hereafter authorized, or securities or rights convertible into shares of its stock of any class or series, whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable (or without consideration in the case of a stock split or stock dividend), subject to such restrictions or limitations, if any, as may be set forth in the charter or the Bylaws.

         Section 5.4 Preemptive Rights. Except as may be provided by the Board of Directors in setting the terms of classified or reclassified shares of stock pursuant to Section 6.4, no holder of shares of stock of the Corporation shall, as such holder, have any preemptive right to purchase or subscribe for any additional shares of stock of the Corporation or any other security of the Corporation which it may issue or sell.

         Section 5.5 Indemnification. The Corporation shall, to the maximum extent permitted by Maryland law in effect from time to time, indemnify, and pay or reimburse reasonable expenses in advance of final disposition of a proceeding to, (a) any individual who is a present or former director or officer of the Corporation or (b) any individual who, while a director of the Corporation and at the request of the Corporation, serves or has served as a director, officer, partner or trustee of another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise from and against any claim or liability to which such person may become subject or which such person may incur by reason of his status as a present or former director or officer of the Corporation. The Corporation shall have the power, with the approval of the Board of Directors, to provide such indemnification and advancement of expenses to a person who served a predecessor of the Corporation in any of the capacities described in (a) or (b) above and to any employee or agent of the Corporation or a predecessor of the Corporation.

         Section 5.6 Determinations by Board. The determination as to any of the following matters, made in good faith by or pursuant to the direction of the Board of Directors consistent with the charter and in the absence of actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a court, shall be final and conclusive and shall be binding upon the Corporation and every holder of shares of its stock: the amount of the net income of the Corporation for any period and the amount of assets at any time legally available for the payment of dividends, redemption of its stock or the payment of other distributions on its stock; the amount of paid-in surplus, net assets, other surplus, annual or other net profit, net assets in excess of capital, undivided profits or excess of profits over losses on sales of assets; the amount, purpose, time of creation, increase or decrease, alteration or cancellation of any reserves or charges and the propriety thereof (whether or not any obligation or liability for which such reserves or charges shall have been created shall have been paid or discharged); the fair value, or any sale, bid or asked price to be applied in determining the fair value, of any asset owned or Corporation; and any matters relating to the holding and disposition of any assets by the held by the acquisition, Corporation.

         Section 5.7 REIT Qualification. If the Corporation elects to qualify for federal income tax treatment as a REIT, the Board of Directors shall use its reasonable best efforts to take such actions as are necessary or appropriate to preserve the status of the Corporation as a REIT; however, if the Board of Directors determines that it is no longer in the best interests of the Corporation to continue to be qualified as a REIT, the Board of Directors may revoke or otherwise terminate the Corporation's REIT election pursuant to
Section 856(g) of the Code. The Board of Directors also may determine that compliance with any restriction or limitation on stock ownership and transfers set forth in Article VII is no longer required for REIT qualification.

         Section 5.8 Removal of Directors. Subject to the rights of holders of one or more classes or series of Preferred Stock to elect one or more directors, any director, or the entire Board of Directors, may be removed from office at any time with or without cause, by the affirmative vote of the holders of at least a majority of the votes entitled to be cast in the election of directors.

                                   ARTICLE VI
                                      STOCK

         Section 6.1 Authorized Shares. The Corporation has authority to issue sixty million shares of Common Stock, $.01 par value per share ("Common Stock") and ten million shares of Preferred Stock, $.01 par value per share ("Preferred Stock"). The aggregate par value of all authorized shares of stock having par value is Seven Hundred Thousand Dollars.

         Section 6.2 Common Stock. Subject to the provisions of Article VII, each share of Common Stock shall entitle the holder thereof to one vote. The Board of Directors may reclassify any unissued shares of Common Stock from time to time in one or more classes or series of stock.

         Section 6.3 Preferred Stock. The Board of Directors may classify any unissued shares of Preferred Stock and reclassify any previously classified but unissued shares of Preferred Stock of any series from time to time, in one or more series of stock.

         Section 6.4 Classified or Reclassified Shares. Prior to issuance of classified or reclassified shares of any class or series, the Board of Directors by resolution shall: (a) designate that class or series to distinguish it from all other classes and series of stock of the Corporation; (b) specify the number of shares to be included in the class or series; (c) set or change, subject to the provisions of Article VII and subject to the express terms of any class or series of stock of the Corporation outstanding at the time, the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption for each class or series; and (d) cause the Corporation to file articles supplementary with the State Department of Assessments and Taxation of Maryland ("SDAT"). Any of the terms of any class or series of stock set or changed pursuant to clause (c) of this Section 6.4 may be made dependent upon facts or events ascertainable outside the charter (including determinations by the Board of Directors or other facts or events within the control of the Corporation) and may vary among holders thereof, provided that the manner in which such facts, events or variations shall operate upon the terms of such class or series of stock is clearly and expressly set forth in the articles supplementary filed with the SDAT.

         Section 6.5 Charter and Bylaws. All persons who shall acquire stock in the Corporation shall acquire the same subject to the provisions of the Charter and the Bylaws.

                                   ARTICLE VII
                 RESTRICTION ON TRANSFER AND OWNERSHIP OF SHARES

     Section 7.1 Definitions. For the purpose of this Article VII, the following terms shall have the following meanings:

         Aggregate Stock Ownership Limit. The term "Aggregate Stock Ownership Limit" shall mean not more than 9.9 percent in value of the aggregate of the outstanding shares of Capital Stock. The value of the outstanding shares of Capital Stock shall be determined by the Board of Directors of the Corporation in good faith, which determination shall be conclusive for all purposes hereof.

         Beneficial Ownership. The term "Beneficial Ownership" shall mean ownership of Capital Stock by a Person, whether the interest in the shares of Capital Stock is held directly or indirectly (including by a nominee), and shall include interests that would be treated as owned through the application of
Section 544 of the Code, as modified by Section 856(h)(1)(B) of the Code. The terms "Beneficial Owner," "Beneficially Owns" and "Beneficially Owned" shall have the correlative meanings.

         Business Day. The term "Business Day" shall mean any day, other than a Saturday or Sunday, that is neither a legal holiday nor a day on which banking institutions in New York City are authorized or required by law, regulation or executive order to close.

         Capital Stock. The term "Capital Stock" shall mean all classes or series of stock of the Corporation, including, without limitation, Common Stock and Preferred Stock.

         Charitable Beneficiary. The term "Charitable Beneficiary" shall mean one or more beneficiaries of the Trust as determined pursuant to Section 7.3.6, provided that each such organization must be described in Section 501(c)(3) of the Code and contributions to each such organization must be eligible for deduction under each of Sections 170(b)(1)(A), 2055 and 2522 of the Code.

     Charter. The term "Charter" shall mean the charter of the Corporation, as that term is defined in the MGCL.

         Code. The term "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

         Constructive Ownership. The term "Constructive Ownership" shall mean ownership of Capital Stock by a Person, whether the interest in the shares of Capital Stock is held directly or indirectly (including by a nominee), and shall include interests that would be treated as owned through the application of
Section 318(a) of the Code, as modified by Section 856(d)(5) of the Code. The terms "Constructive Owner," "Constructively Owns" and "Constructively Owned" shall have the correlative meanings.

         Excepted Holder. The term "Excepted Holder" shall mean a stockholder of the Corporation for whom an Excepted Holder Limit is created by these Articles or by the Board of Directors pursuant to Section 7.2.7.

         Excepted Holder Limit. The term "Excepted Holder Limit" shall mean, provided that the affected Excepted Holder agrees to comply with the requirements established by the Board of Directors pursuant to Section 7.2.7, and subject to adjustment pursuant to Section 7.2.8, the percentage limit established by the Board of Directors pursuant to Section 7.2.7.

         Initial Date. The term "Initial Date" shall mean the date upon which the Articles of Amendment containing this Article VII are filed with the SDAT.

         Market Price. The term "Market Price" on any date shall mean, with respect to any class or series of outstanding shares of Capital Stock, the Closing Price for such Capital Stock on such date. The "Closing Price" on any date shall mean the last sale price for such Capital Stock, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, for such Capital Stock, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the NYSE or, if such Capital Stock is not listed or admitted to trading on the NYSE, as reported on the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which such Capital Stock is listed or admitted to trading or, if such Capital Stock is not listed or admitted to trading on any national securities exchange, the last quoted price, or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or, if such system is no longer in use, the principal other automated quotation system that may then be in use or, if such Capital Stock is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in such Capital Stock selected by the Board of Directors of the Corporation or, in the event that no trading price is available for such Capital Stock, the fair market value of the Capital Stock, as determined in good faith by the Board of Directors of the Corporation.

     MGCL. The term "MGCL" shall mean the Maryland General Corporation Law, as amended from time to time.

         NYSE.  The term "NYSE" shall mean the New York Stock Exchange, Inc.

         Person. The term "Person" shall mean an individual, corporation, partnership, estate, trust (including a trust qualified under Sections 401(a) or 501(c)(17) of the Code), a portion of a trust permanently set aside for or to be used exclusively for the purposes described in Section 642(c) of the Code, association, private foundation within the meaning of Section 509(a) of the Code, joint stock company or other entity and also includes a group as that term is used for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and a group to which an Excepted Holder Limit applies.

         Prohibited Owner. The term "Prohibited Owner" shall mean, with respect to any purported Transfer, any Person who, but for the provisions of Section 7.2.1, would Beneficially Own or Constructively Own shares of Capital Stock, and if appropriate in the context, shall also mean any Person who would have been the record owner of the shares that the Prohibited Owner would have so owned.

     REIT. The term "REIT" shall mean a real estate investment trust within the meaning of Section 856 of the Code.

         Restriction Termination Date. The term "Restriction Termination Date" shall mean the first day after the Initial Date on which the Corporation determines pursuant to Section 5.7 of the charter that it is no longer in the best interests of the Corporation to attempt to, or continue to, qualify as a REIT or that compliance with the restrictions and limitations on Beneficial Ownership, Constructive Ownership and Transfers of shares of Capital Stock set forth herein is no longer required in order for the Corporation to qualify as a REIT.

         Transfer. The term "Transfer" shall mean any issuance, sale, transfer, gift, assignment, devise or other disposition, as well as any other event that causes any Person to acquire Beneficial Ownership or Constructive Ownership, or any agreement to take any such actions or cause any such events, of Capital Stock or the right to vote or receive dividends on Capital Stock, including (a) the granting or exercise of any option (or any disposition of any option), (b) any disposition of any securities or rights convertible into or exchangeable for Capital Stock or any interest in Capital Stock or any exercise of any such conversion or exchange right and (c) Transfers of interests in other entities that result in changes in Beneficial or Constructive Ownership of Capital Stock; in each case, whether voluntary or involuntary, whether owned of record, Constructively Owned or Beneficially Owned and whether by operation of law or otherwise. The terms "Transferring" and "Transferred" shall have the correlative meanings.

     Trust. The term "Trust" shall mean any trust provided for in Section 7.3.1.

         Trustee. The term "Trustee" shall mean the Person unaffiliated with the Corporation and a Prohibited Owner, that is appointed by the Corporation to serve as trustee of the Trust.

         Section 7.2  Capital Stock.

     Section 7.2.1 Ownership Limitations. During the period commencing on the Initial Date and prior to the Restriction Termination Date:

                  (a)  Basic Restrictions.
               (i) No Person, other than an Excepted Holder, shall Beneficially Own or Constructively Own shares of Capital Stock in excess of the Aggregate Stock Ownership Limit, and (2) no Excepted Holder shall Beneficially Own or Constructively Own shares of Capital Stock in excess of the Excepted Holder Limit for such Excepted Holder.

               (ii) No Person shall Beneficially or Constructively Own shares of Capital Stock to the extent that such Beneficial or Constructive Ownership of Capital Stock would result in the Corporation being "closely held" within the meaning of Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise failing to qualify as a REIT (including, but not limited to, Beneficial or Constructive Ownership that would result in the Corporation owning (actually or
Constructively) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by the Corporation from such tenant would cause the Corporation to fail to satisfy any of the gross income requirements of Section 856(c) of the Code).

               (iii) Subject to Section 7.4 hereof and notwithstanding any other provisions contained herein, any Transfer of shares of Capital Stock (whether or not such Transfer is the result of a transaction entered into through the facilities of the NYSE or any other national securities exchange or automated inter-dealer quotation system) that, if effective, would result in the Capital Stock being beneficially owned by less than 100 Persons (determined under the principles of Section 856(a)(5) of the Code) shall be void ab initio, and the intended transferee shall acquire no rights in such shares of Capital Stock.

                  (b) Transfer in Trust. If any Transfer of shares of Capital Stock (whether or not such Transfer is the result of a transaction entered into through the facilities of the NYSE or any other national securities exchange or automated inter-dealer quotation system) occurs which, if effective, would result in any

Person Beneficially Owning or Constructively Owning shares of Capital Stock in violation of Section 7.2.1(a)(i) or (ii),

                        (i) then that number of shares of the Capital Stock the Beneficial or Constructive Ownership of which otherwise would cause such Person to violate Section 7.2.1(a)(i) or (ii) (rounded to the nearest whole share) shall be automatically transferred to a Trust for the benefit of a Charitable Beneficiary, as described in Section 7.3, effective as of the close of business on the Business Day prior to the date of such Transfer, and such Person shall acquire no rights in such shares; or

                   (ii) if the transfer to the Trust described in clause (i) of this sentence would not be effective for any reason to prevent the violation of
Section 7.2.1(a)(i) or (ii), then the Transfer of that number of shares of Capital Stock that otherwise would cause any Person to violate Section 7.2.1(a)(i) or (ii) shall be void ab initio, and the intended transferee shall acquire no rights in such shares of Capital Stock.

                  Section 7.2.2 Remedies for Breach. If the Board of Directors of the Corporation or any duly authorized committee thereof shall at any time determine in good faith that a Transfer or other event has taken place that results in a violation of Section 7.2.1 or that a Person intends to acquire or has attempted to acquire Beneficial or Constructive Ownership of any shares of Capital Stock in violation of Section 7.2.1 (whether or not such violation is intended), the Board of Directors or a committee thereof shall take such action as it deems advisable to refuse to give effect to or to prevent such Transfer or other event, including, without limitation, causing the Corporation to redeem shares, refusing to give effect to such Transfer on the books of the Corporation or instituting proceedings to enjoin such Transfer or other event; provided, however, that any Transfers or attempted Transfers or other events in violation of Section 7.2.1 shall automatically result in the transfer to the Trust described above, and, where applicable, such Transfer (or other event) shall be void ab initio as provided above irrespective of any action (or non-action) by the Board of Directors or a committee thereof.

                  Section 7.2.3 Notice of Restricted Transfer. Any Person who acquires or attempts or intends to acquire Beneficial Ownership or Constructive Ownership of shares of Capital Stock that will or may violate Section 7.2.1(a), or any Person who would have owned shares of Capital Stock that resulted in a transfer to the Trust pursuant to the provisions of Section 7.2.1(b) shall immediately give written notice to the Corporation of such event, or in the case of such a proposed or attempted transaction, give at least 15 days prior written notice, and shall provide to the Corporation such other information as the Corporation may request in order to determine the effect, if any, of such Transfer on the Corporation's status as a REIT.

     Section 7.2.4 Owners Required To Provide Information. From the Initial Date and prior to the Restriction Termination Date:

                  (a) Every owner of more than five percent (or such lower percentage as required by the Code or the Treasury Regulations promulgated thereunder) of the outstanding shares of Capital Stock, within 30 days after the end of each taxable year, shall give written notice to the Corporation stating the name and address of such owner, the number of shares of Capital Stock and other shares of the Capital Stock Beneficially Owned and a description of the manner in which such shares are held. Each such owner shall provide to the Corporation such additional information as the Corporation may request in order to determine the effect, if any, of such Beneficial Ownership on the Corporation's status as a REIT and to ensure compliance with the Aggregate Stock Ownership Limit.

                  (b) Each Person who is a Beneficial or Constructive Owner of Capital Stock and each Person (including the stockholder of record) who is holding Capital Stock for a Beneficial or Constructive Owner shall provide to the Corporation such information as the Corporation may request, in good faith, in order to determine the Corporation's status as a REIT and to comply with requirements of any taxing authority or governmental authority or to determine such compliance.

                  Section 7.2.5 Remedies Not Limited. Subject to Section 5.7 of the Charter, nothing contained in this Section 7.2 shall limit the authority of the Board of Directors of the Corporation to take such other action as it deems necessary or advisable to protect the Corporation and the interests of its stockholders in preserving the Corporation's status as a REIT.

                  Section 7.2.6 Ambiguity. In the case of an ambiguity in the application of any of the provisions of this Section 7.2, Section 7.3, or any definition contained in Section 7.1, the Board of Directors of the Corporation shall have the power to determine the application of the provisions of this
Section 7.2 or Section 7.3 with respect to any situation based on the facts known to it. In the event Section 7.2 or Section 7.3 requires an action by the Board of Directors and the Charter fails to provide specific guidance with respect to such action, the Board of Directors shall have the power to determine the action to be taken so long as such action is not contrary to the provisions of Sections 7.1, 7.2 or 7.3.

                  Section 7.2.7  Exceptions.

                  (a) Subject to Section 7.2.1(a)(ii), the Board of Directors of the Corporation, in its sole discretion, may exempt a Person from the Aggregate Stock Ownership Limit, and may establish or increase an Excepted Holder Limit for such Person if:

     (i) the Board of Directors obtains such representations and undertakings from such Person as are reasonably necessary to ascertain that no individual's Beneficial or Constructive Ownership of such shares of Capital Stock will violate Section 7.2.1(a)(ii);

     (ii) such Person does not and represents that it will not own, actually or Constructively, an interest in a tenant of the Corporation (or a tenant of any entity owned or controlled by the Corporation) that would cause the Corporation to own, actually or Constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in such tenant and the Board of Directors obtains such representations and undertakings from such Person as are reasonably necessary to ascertain this fact (for this purpose, a tenant from whom the Corporation (or an entity owned or controlled by the Corporation) derives (and is expected to continue to derive) a sufficiently small amount of revenue such that, in the opinion of the Board of Directors of the Corporation, rent from such tenant would not adversely affect the Corporation's ability to qualify as a REIT, shall not be treated as a tenant of the Corporation); and

     (iii) such Person agrees that any violation or attempted violation of such representations or undertakings (or other action which is contrary to the restrictions contained in Sections 7.2.1 through 7.2.6) will result in such shares of Capital Stock being automatically transferred to a Trust in accordance with Sections 7.2.1(b) and 7.3.

                  (b) Prior to granting any exception  pursuant to Section 7.2.7
(a), the Board of Directors of the Corporation may require a ruling from the Internal Revenue Service, or an opinion of counsel, in either case in form and substance satisfactory to the Board of Directors in its sole discretion, as it may deem necessary or advisable in order to determine or ensure the Corporation's status as a REIT. Notwithstanding the receipt of any ruling or opinion, the Board of Directors may impose such conditions or restrictions as it deems appropriate in connection with granting such exception.

                  (c) Subject to Section 7.2.1(a)(ii), an underwriter which participates in a public offering or a private placement of Capital Stock (or securities convertible into or exchangeable for Capital Stock) may Beneficially Own or Constructively Own shares of Capital Stock (or securities convertible into or exchangeable for Capital Stock) in excess of the Aggregate Stock Ownership Limit, but only to the extent necessary to facilitate such public offering or private placement.

                  (d) The Board of Directors may only reduce the Excepted Holder Limit for an Excepted Holder: (1) with the written consent of such Excepted Holder at any time, or (2) pursuant to the terms and conditions of the agreements and Undertakings entered into with such Excepted Holder in connection with the establishment of the Excepted Holder Limit for that Excepted Holder. No Excepted Holder Limit shall be reduced to a percentage that is less than the Aggregate Stock Ownership Limit.

                  Section 7.2.8 Increase in Aggregate Stock Ownership Limit. The Board of Directors may from time to time increase the Aggregate Stock Ownership Limit.

     Section 7.2.9 Legend. Each certificate for shares of Capital Stock shall bear substantially the following legend:

         The shares represented by this certificate are subject to restrictions on Beneficial and Constructive Ownership and Transfer for the purpose of the Corporation's maintenance of its status as a Real Estate Investment Trust under the Internal Revenue Code of 1986, as amended (the "Code"). Subject to certain further restrictions and except as expressly provided in the Corporation's Charter, (i) no Person may Beneficially or Constructively Own shares of Capital Stock of the Corporation in excess of 9.9 percent of the value of the total outstanding shares of Capital Stock of the Corporation, unless such Person is an Excepted Holder (in which case the Excepted Holder Limit shall be applicable); (ii) no Person may Beneficially or Constructively Own Capital Stock that would result in the Corporation being "closely held" under Section 856(h) of the Code or otherwise cause the Corporation to fail to qualify as a REIT; and (iii) no Person may Transfer shares of Capital Stock if such Transfer would result in the

         Capital Stock of the Corporation being owned by fewer than 100 Persons. Any Person who Beneficially or Constructively Owns or attempts to Beneficially or Constructively Own shares of Capital Stock which causes or will cause a Person to Beneficially or Constructively Own shares of Capital Stock in excess or in violation of the above limitations must immediately notify the Corporation. If any of the restrictions on transfer or ownership are violated, the shares of Capital Stock represented hereby will be automatically transferred to a Trustee of a Trust for the benefit of one or more Charitable Beneficiaries. In addition, upon the occurrence of certain events, attempted Transfers in violation of the restrictions described above may be void ab initio. All capitalized terms in this legend have the meanings defined in the charter of the Corporation, as the same may be amended from time to time, a copy of which, including the restrictions on transfer and ownership, will be furnished to each holder of Capital Stock of the Corporation on request and without charge.

         Instead of the foregoing legend, the certificate may state that restrictions on ownership exist and the Corporation will furnish a full statement about certain restrictions on transferability to a stockholder on request and without charge.

         Section 7.3  Transfer of Capital Stock in Trust.

                  Section 7.3.1 Ownership in Trust. Upon any purported Transfer or other event described in Section 7.2.1(b) that would result in a transfer of shares of Capital Stock to a Trust, such shares of Capital Stock shall be deemed to have been transferred to the Trustee as trustee of a Trust for the exclusive benefit of one or more Charitable Beneficiaries. Such transfer to the Trustee shall be deemed to be effective as of the close of business on the Business Day prior to the purported Transfer or other event that results in the transfer to the Trust pursuant to Section 7.2.1(b). The Trustee shall be appointed by the Corporation and shall be a Person unaffiliated with the Corporation and any Prohibited Owner. Each Charitable Beneficiary shall be designated by the Corporation as provided in Section 7.3.6.

                  Section 7.3.2 Status of Shares Held by the Trustee. Shares of Capital Stock held by the Trustee shall be issued and outstanding shares of Capital Stock of the Company. The Prohibited Owner shall have no rights in the shares held by the Trustee. The Prohibited Owner shall not benefit economically from ownership of any shares held in trust by the Trustee, shall have no rights to dividends and shall not possess any rights to vote or other rights attributable to the shares held in the Trust.

                  Section 7.3.3 Dividend and Voting Rights. The Trustee shall have all voting rights and rights to dividends or other distributions with respect to shares of Capital Stock held in the Trust, which rights shall be exercised for the exclusive benefit of the Charitable Beneficiary. Any dividend or other distribution paid prior to the discovery by the Corporation that the shares of Capital Stock have been transferred to the Trustee shall be paid by the recipient of such dividend or distribution to the Trustee upon demand and any dividend or other distribution authorized but unpaid shall be paid when due to the Trustee. Any dividend or distribution so paid to the Trustee shall be held in trust for the Charitable Beneficiary. The Prohibited Owner shall have no voting rights with respect to shares held in the Trust and, subject to Maryland law, effective as of the date that the shares of Capital Stock have been transferred to the Trustee, the Trustee shall have the authority (at the Trustee's sole discretion) (i) to rescind as void any vote cast by a Prohibited Owner prior to the discovery by the Corporation that the shares of Capital Stock have been transferred to the Trustee and (ii) to recast such vote in accordance with the desires of the Trustee acting for the benefit of the Charitable Beneficiary; provided, however, that if the Corporation has already taken irreversible corporate action, then the Trustee shall not have the authority to rescind and recast such vote. Notwithstanding the provisions of this Article VII, until the Corporation has received notification that shares of Capital Stock have been transferred into a Trust, the Corporation shall be entitled to rely on its share transfer and other stockholder records for purposes of preparing lists of stockholders entitled to vote at meetings, determining the validity and authority of proxies and otherwise conducting votes of stockholders.

                  Section 7.3.4 Sale of Shares by Trustee. Within 20 days of receiving notice from the Corporation that shares of Capital Stock have been transferred to the Trust, the Trustee of the Trust shall sell the shares held in the Trust to a person, designated by the Trustee, whose ownership of the shares will not violate the ownership limitations set forth in Section 7.2.1(a).

         Upon such sale, the interest of the Charitable Beneficiary in the shares sold shall terminate and the Trustee shall distribute the net proceeds of the sale to the Prohibited Owner and to the Charitable Beneficiary as provided in this Section 7.3.4. The Prohibited Owner shall receive the lesser of (1) the price paid by the Prohibited Owner for the shares or, if the Prohibited Owner did not give value for the shares in connection with the event causing the shares to be held in the Trust (e.g., in the case of a gift, devise or other such transaction), the Market Price of the shares on the day of the event causing the shares to be held in the Trust and (2) the price per share received by the Trustee from the sale or other disposition of the shares held in the Trust. Any net sales proceeds in excess of the amount payable to the Prohibited Owner shall be immediately paid to the Charitable Beneficiary. If, prior to the discovery by the Corporation that shares of Capital Stock have been transferred to the Trustee, such shares are sold by a Prohibited Owner, then (i) such shares shall be deemed to have been sold on behalf of the Trust and (ii) to the extent that the Prohibited Owner received an amount for such shares that exceeds the amount that such Prohibited Owner was entitled to receive pursuant to this
Section 7.3.4, such excess shall be paid to the Trustee upon demand.

                  Section 7.3.5 Purchase Right in Stock Transferred to the Trustee. Shares of Capital Stock transferred to the Trustee shall be deemed to have been offered for sale to the Corporation, or its designee, at a price per share equal to the lesser of (i) the price per share in the transaction that resulted in such transfer to the Trust (or, in the case of a devise or gift, the Market Price at the time of such devise or gift) and (ii) the Market Price on the date the Corporation, or its designee, accepts such offer. The Corporation shall have the right to accept such offer until the Trustee has sold the shares held in the Trust pursuant to Section 7.3.4. Upon such a sale to the Corporation, the interest of the Charitable Beneficiary in the shares sold shall terminate and the Trustee shall distribute the net proceeds of the sale to the Prohibited Owner.

     Section 7.3.6 Designation of Charitable Beneficiaries. By written notice to the Trustee, the Corporation shall designate one or more nonprofit organizations to be the Charitable Beneficiary of the interest in the Trust such that (i) the shares of Capital Stock held in the Trust would not violate the restrictions set forth in Section 7.2.1(a) in the hands of such Charitable Beneficiary and (ii) each such organization must be described in Section
501(c)(3) of the Code and contributions to each such organization must be eligible for deduction under each of Sections 170(b)(1)(A), 2055 and 2522 of the Code.

         Section 7.4 NYSE Transactions. Nothing in this Article VII shall preclude the settlement of any transaction entered into through the facilities of the NYSE or any other national securities exchange or automated inter-dealer quotation system. The fact that the settlement of any transaction takes place shall not negate the effect of any other provision of this Article VII and any transferee in such a transaction shall be subject to all of the provisions and limitations set forth in this Article VII.

         Section 7.5 Enforcement. The Corporation is authorized specifically to seek equitable relief, including injunctive relief, to enforce the provisions of this Article VII.

         Section 7.6 Non-Waiver. No delay or failure on the part of the Corporation or the Board of Directors in exercising any right hereunder shall operate as a waiver of any right of the Corporation or the Board of Directors, as the case may be, except to the extent specifically waived in writing.

                                  ARTICLE VIII
                                   AMENDMENTS

         The Corporation reserves the right from time to time to make any amendment to its charter, now or hereafter authorized by law, including any amendment altering the terms or contract rights, as expressly set forth in this charter, of any shares of outstanding stock. All rights and powers conferred by the charter on stockholders, directors and officers are granted subject to this reservation. Any amendment to the charter shall be valid only if approved by the affirmative vote of a majority of all the votes entitled to be cast on the matter.

                                   ARTICLE IX
                             LIMITATION OF LIABILITY

         To the maximum extent that Maryland law in effect from time to time permits limitation of the liability of directors and officers of a corporation, no director or officer of the Corporation shall be liable to the Corporation or its stockholders for money damages. Neither the amendment nor repeal of this
Article IX, nor the adoption or amendment of any other provision of the charter or Bylaws inconsistent with this Article IX, shall apply to or affect in any respect the applicability of the preceding sentence with respect to any act or failure to act which occurred prior to such amendment, repeal or adoption.

     THIRD: The amendment to and restatement of the charter as herein above set forth has been duly advised by the Board of Directors and approved by the stockholders of the Corporation as required by law.

     FOURTH: The current address of the principal office of the Corporation in Maryland is as set forth in Article IV of the foregoing amendment and restatement of the charter.

     FIFTH: The name and address of the Corporation's current resident agent is as set forth in Article IV of the foregoing amendment and restatement of the charter.

     SIXTH: The number of directors of the Corporation and the names of those currently in office are as set forth in Article V of the foregoing amendment and restatement of the charter.

         SEVENTH: The total number of shares of stock which the Corporation had authority to issue immediately prior to this amendment and restatement was 30,000,000, consisting of 20,000,000 shares of Common Stock, $.01 par value per share and 10,000,000 shares of Preferred Stock, $.01 par value per share. The aggregate par value of all shares of stock having par value was $300,000.

         EIGHTH: The total number of shares of stock which the Corporation has authority to issue pursuant to the foregoing amendment and restatement of the charter is 70,000,000 consisting of 60,000,000 shares of Common Stock, $.01 par value per share, and 10,000,000 shares of Preferred Stock, $.01 par value per share. The aggregate par value of all authorized shares of stock having par value is $700,000.

         NINTH: The undersigned President acknowledges these Articles of Amendment and Restatement to be the corporate act of the Corporation and as to all matters or facts required to be verified under oath, the undersigned President acknowledges that to the best of his knowledge, information and belief, these matters and facts are true in all material respects and that this statement is made under the penalties for perjury.

         IN WITNESS WHEREOF, the Corporation has caused these Articles of Amendment and Restatement to be signed in its name and on its behalf by its President and attested to by its Secretary on this 19th day of September, 1997.

GREAT LAKES REIT, INC.

By:  /s/ Patrick R. Hunt

Patrick R. Hunt,  President


ATTEST:

By:  /s/ Richard L. Rasley

Richard L. Rasley Secretary

Exhibit 10.1  Change in Control Agreement between Company and Mr. Adam Berman.


                           CHANGE IN CONTROL AGREEMENT

     This Agreement between GREAT LAKES REIT INC. (the "Company") and Adam E. Berman ("Executive"), is made as of the 29th day of September, 1997:

                                                     RECITALS:

     A. The Company wishes to attract and retain well-qualified executive and key management personnel and to assure itself of the continuity of its management.

     B.  Executive  is an officer or other key  executive  of the  Company  with
significant  management   responsibilities  in  the  conduct  of  the  Company's
business.

     C. The Company recognizes that Executive is a valuable resource of the Company and the Company desires to be assured of the continued services of Executive.

         D. In the regular course of his employment by the Company, Executive acquires significant confidential information about the suburban office building market, including but not limited to leasing patterns and trends, acquisition and disposition prospects, and sources of capital.

         E. The Company is concerned that in a possible change in control of the Company, Executive may have concerns about the continuation of employment status and responsibilities and may be approached by others offering competing employment; the Company therefore desires to provide Executive with assurances as to the continuation of employment status and responsibilities in such event.

         F. The Company further desires to assure that if a possible change in control arises and Executive is involved in deliberations or negotiations in connection with it, Executive will be in a secure position to consider and participate in such a transaction as objectively as possible and in the best interests of the Company; the Company therefore desires to protect Executive from any direct or implied threat to his financial well-being.

         G. Executive is willing to continue to serve as an Executive of the Company and to make certain covenants with the Company, but Executive desires assurance that in the event of a change in control he will continue to have the employment compensation, benefits, and responsibilities he could reasonably expect absent such event, and that, in the event such is not possible, he will have fair and reasonable severance protection.

         NOW, THEREFORE, it is hereby agreed by and between the parties as follows:


         1.       Operation of Agreement.

     (a) The "effective date of this Agreement" shall be the date on which a change in control of the Company (as described in Section 3) occurs. Until there is a change in control of the Company as defined in Section 3, the Company will continue to employ Executive as an employee at will, and Executive hereby acknowledges that he is an employee at will of the Company. The Company will have no obligation hereunder, if the employment of Executive with the Company terminates prior to a change in control of the Company. Executive will have no right on account of this Agreement to be retained in the employ of the Company or to be retained in any particular position in the Company, unless and until a change in control of the Company has occurred.

                  (b) For the period commencing on the date of a change in control of the Company and ending on the last day of the month in which occurs the first anniversary of the change in control of the Company (the "Employment Period"), the Company hereby agrees to continue to employ Executive. During the Employment Period, Executive shall exercise such authority and perform such responsibilities as are commensurate with the authority being exercised and duties being performed by Executive immediately prior thereto, which services shall be performed at the location where Executive was employed immediately prior thereto or at such other location as the Company may reasonably require; provided, however, that Executive shall not be required to accept any such other location that Executive deems unreasonable in the light of his personal circumstances. Executive agrees that during the Employment Period he shall faithfully and efficiently devote his full business time exclusively to the responsibilities and duties to the Company.

     2. Non-competition, Confidentiality and Nonsolicitation Covenants.

                  (a) If there is a Termination (as defined in Section 5) of Executive's employment with the Company, Executive shall not during the Employment Period, without the written consent of the Company, engage, directly or indirectly, in any business enterprise ("Competitor") which is (a) in the business (in whole or in part) of investing in suburban office building (b) in any geographic metropolitan market in which the Company was competing as of the date of the termination of Executive's employment; provided, however, that (x) Executive shall be permitted to acquire a stock or other ownership interest in a Competitor provided such stock or other ownership interest is publicly traded and the stock or other ownership interest is not more than 1% of the outstanding shares or other ownership interest of such Competitor, and (y) Executive shall be permitted to be employed by any general service private law firm whether or not such law firm has or may in the future represent such Competitors. Executive agrees that this limited period of non-competition is reasonable and necessary to protect the Company's legitimate business interests.

                  (b) If there is a Termination of Executive's employment with the Company, he will not during the Employment Period and thereafter divulge or appropriate to his own use or the use of others any secret or confidential information pertaining to the business of the Company or any of its subsidiaries obtained during employment by the Company, it being understood that this obligation shall not apply when and to the extent any of such information becomes publicly known or available other than because of Executive's act or omission.

                  (c) If there is a Termination of Executive's employment with the Company, Executive will not during the Employment Period, directly or indirectly, solicit or hire any key employee of the Company, assist in the solicitation or hiring or such a key employee by any other person, or encourage any such key employee to terminate his employment with the Company.

         3. Change in Control. A "change in control of the Company" shall mean a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 as in effect on the date of this Agreement (the "Exchange Act") or, if Item 6(e) is no longer in effect, any regulation issued by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 which serves similar purposes; provided, however, that notwithstanding the foregoing and except as expressly provided in the last unnumbered paragraph of this Section 3, a change in control of the Company shall be deemed to have occurred if:

                  (a) any "Person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), other than the Company or one or more trusts established by the Company for the benefit of employees of the Company or a corporation controlled by the Company or the Company's stockholders, shall become the beneficial owner (within the meaning of rule 13d-3 under the Exchange
Act) of fifty percent (50%) or more of the Company's outstanding Common Stock (a "Fifty Percent Beneficial Owner");

                  (b) during any period of twenty-four (24) consecutive months, individuals who at the beginning of such period constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director during such period whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose any such individual whose initial assumption of office is in connection with an actual or threatened contest for the election of directors (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or, if Rule 14a-11 is no longer in effect, any regulation issued by the Securities and Exchange Commission pursuant to the Exchange Act which serves similar purposes) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board;

                  (c) there shall be consummated a consolidation or merger of the Company, in which the Company is not the continuing or surviving corporation or other entity, other than a consolidation or merger of the Company in which immediately after the transaction, (i) the holders of shares of the Company's Common Stock immediately prior to the consolidation or merger have at least fifty percent (50%) of the total voting power of the surviving corporation or other entity, (ii) at least a majority of the Board of Directors of the resulting corporation or other entity were members of the Incumbent Board, and
(iii) no Person is a Fifty Percent Beneficial Owner; or

                  (d) there shall be consummated a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company other than a sale, lease, exchange or other transfer to an entity in which the Company owns, directly or indirectly, at least eighty percent (80%) of the outstanding voting securities after such transfer, and in which immediately after such sale, lease, exchange or other transfer, (i) at least a majority of the Board of Directors of the transferee entity were members of the Incumbent Board, and (ii) no Person (except the Company) is a Fifty Percent Beneficial Owner of the transferee entity.

                  Provided, further, that notwithstanding any provision of this Agreement to the contrary, under no circumstances shall a change in control of the Company be deemed to have occurred if: (i) the Company's Board of Directors is expanded and its composition changed pursuant to Section 7.2 of that Stock Purchase Agreement dated August 20, 1996 between the Company and certain institutional investors; or (ii) the Board of Directors decides to liquidate the Company because the shares of the Company's common stock are not publicly traded by December 31, 2001.

     4. Compensation and Benefits. During the Employment Period, Executive shall receive the following compensation and benefits:

                  (a) Executive shall receive an annual base salary which is not less than the highest monthly base salary paid to Executive by the Company during the twelve-month period immediately prior to the effective date of this Agreement, with the opportunity for increases from time to time thereafter which are in accordance with the Company's regular executive compensation practices.

                  (b) Executive shall be eligible to participate on a reasonable basis, and to continue his existing participation in, annual incentive, stock option, restricted stock, long-term incentives, and any other incentive compensation plans which provide opportunities to receive compensation in addition to annual base salary, to the extent of the opportunities provided by the Company for executives with comparable duties or level of responsibility and authority.

                  (c) Executive shall be entitled to receive and participate in salaried employee benefits and perquisites (including, but not limited to, medical, life, accident insurance, disability benefits, savings plan, welfare benefit, and retirement plan participation), which are the greater of: (i) the employee benefits and perquisites provided by the Company to executives with comparable duties, or (ii) the employee benefits and perquisites to which Executive was entitled or in which Executive participated at any time during the 120-day period immediately prior to the effective date of this Agreement.

         5. Termination. The term "Termination" shall mean termination of the employment of Executive with the Company after a change in control of the Company and prior to the expiration of the Employment Period, for any reason other than death, disability (as defined below), cause (as defined below), or voluntary resignation (as defined below).

                  (a) The term "disability" means physical or mental incapacity qualifying Executive for long-term disability under the Company's long term disability plan.

                  (b) The term "cause" means: (i) the willful and continued failure of Executive to substantially perform his duties with the Company (other than any failure due to physical or mental incapacity) after a demand for substantial performance is delivered to him by the Board of Directors which specifically identifies the manner in which the Board believes he has not substantially performed his duties, or (ii) willful misconduct or willful illegal conduct which is materially injurious to the Company. No act or failure to act by Executive shall be considered "willful" unless done or omitted to be done not in good faith and without reasonable belief that the action or omission was in the best interests of the Company. The unwillingness of Executive to accept any or all of a change in the nature or scope of duties or level of responsibility and authority, a reduction in total compensation or benefits, a relocation Executive deems unreasonable in light of his personal circumstances, or other action by or at the request of the Company in respect of Executive's position, authority, or responsibility that he reasonably deems to be contrary to this Agreement, may not be considered by the Board of Directors to be a failure to perform, misconduct or illegal conduct by Executive. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for cause for purposes of this Agreement unless and until there shall have been delivered to Executive a copy of a resolution, duly adopted by a vote of three-quarters of the entire Board of Directors of the Company at a meeting of the Board called and held (after reasonable notice to Executive and an opportunity for Executive and his counsel to be heard before the Board) for the purpose of considering whether Executive has been guilty of such a willful failure to perform, or such willful misconduct or illegal conduct, as justifies termination for cause hereunder, finding that in the good faith opinion of the Board, Executive has been guilty thereof and specifying the particulars thereof.

                  (c) The resignation of Executive shall be deemed "voluntary" if it is for any reason other than one or more of the following, each a "good reason":

     (i) Executive's resignation or retirement is requested by the Company other than for cause;

         (ii) any significant change in the nature or scope of Executive's duties or level of authority and responsibility from those described in Section 3; provided, however, that a change in job title or in the name of the office or position held shall not be deemed a "significant change", nor shall it be deemed a factor in any determination of whether there has been a "significant change", within the meaning of this Section 5(c)(ii);

     (iii) any reduction in Executive's total compensation or benefits from that provided in Section 4, if that reduction in compensation or benefits is unique to Executive and is not part of a reduction in compensation or benefits applicable to substantially all of the Company's employees;

     (iv) a breach by the Company of any other material provision of this Agreement; or

     (v) a reasonable determination by Executive that, as a result of a change in control of the Company and a change in circumstances thereafter significantly affecting his position, Executive is unable to exercise the authority and responsibility described in Section 3; provided, however, that a change in job title or in the name of the office or position held shall not be deemed to be a change in circumstances "significantly affecting" his position, nor shall it be deemed a factor in any determination of either whether the Executive's position has been significantly effected, or whether he is unable to exercise the authority and responsibility described in Section 3.

     (d) Termination that entitles Executive to the payments and benefits provided in Section 6 shall not be deemed or treated by the Company as the termination of Executive's employment or the forfeiture of his participation, award, or eligibility for the purpose of any plan, practice or agreement of the Company referred to in Section 4.

     6. Termination Payments and Benefits. In the event of a Termination, the Company shall pay to Executive the following cash payments when such payments would otherwise have been paid in the regular course of business as if the Termination did not occur:

                  (a) base salary and all other benefits due Executive as if he had remained an employee pursuant to this Agreement through the remainder of the month in which Termination occurs, less applicable withholding taxes and other authorized payroll deductions;

                  (b) the amount equal to the target cash bonus and other incentive awards for Executive under the Company's annual incentive compensation plan for the fiscal year in which Termination occurs, reduced pro rata for that portion of the fiscal year not completed as of the end of the month in which Termination occurs; provided, however, that if Executive has deferred his award for such year under the plan, the payment due Executive under this paragraph (b) shall be paid in accordance with the terms of the deferral;

                  (c)      other unpaid compensation and vacation pay; and

                  (d)   a severance allowance equal to the sum of the following:

             (i) an amount equivalent to his annual base salary at the rate in effect immediately prior to Termination, less any sums paid to Executive by the Company as base salary for the Employment Period through the end of month in which the Termination occurred; plus

              (ii) an amount equivalent to the average annual incentive compensation received by Executive for the three fiscal years immediately prior to the fiscal year in which Termination occurs, less any sums paid to the Executive by the Company as incentive compensation for the Employment Period through the end of the month in which the termination occurred.

In addition to the foregoing, the Company shall pay or otherwise provide to Executive all of the following:

                  (e) During the remainder of the Employment Period, Executive shall continue to be deemed and treated as an eligible employee under the provisions of all stock option, restricted stock, and other incentive compensation plans of the Company under which Executive held options or awards or in which Executive participated at the time of Termination, and he may exercise options and rights, and shall receive payments and distributions accordingly.

                  (f) During the remainder of the Employment Period, Executive shall continue to participate in and be entitled to all benefits and credited service for benefits under the benefit plans, programs and arrangements described in Section 4(c) as if he remained employed by the Company at the compensation levels referred to in this Section 6 during such period, exclusive, however, of disability benefits.

                  (g) Section 4 shall be applicable in determining the payments and benefits due Executive under this Section 6, and if Termination occurs after a reduction in all or any part of Executive's total compensation or benefits, the severance allowance and other compensation and benefits payable to Executive pursuant to this Section 6 shall be based upon compensation and benefits before the reduction.

                  (h) If any provision of this Section 6 cannot, in whole or in part, be implemented and carried out under the terms of the applicable compensation, benefit, or other plan or arrangement of the Company because Executive has ceased to be an actual employee of the Company, because he has insufficient or reduced credited service based upon actual employment by the Company, because the plan or arrangement has been terminated or amended after the effective date of this Agreement, or for any other reason, the Company itself shall pay or otherwise provide the equivalent of such rights, benefits, and credits for such benefits to Executive, his dependents, beneficiaries and estate.

                  (i) The Company's obligation under this Section 6 to continue to pay or provide health care and life and accident insurance to Executive during the remainder of the Employment Period shall be reduced when and to the extent any of such benefits are paid or provided to Executive by another employer, provided that Executive shall have all rights afforded to retirees to convert group insurance coverage to individual coverage as, to the extent of, and whenever Executive's group insurance coverage under this Section 6 is reduced or expires.

                  (j) The Company shall deduct applicable withholding taxes in performing its obligations under this Section 6.

     (k) Except for Section 6(i) above, Executive shall have no obligation to mitigate damages.

         Nothing in this Section 6 is intended, or shall be deemed or interpreted, to be an amendment to any compensation, benefit, or other plan of the Company. To the extent the Company's performance under this Section 6 includes the performance of the Company's obligations to Executive under any such plan or under another agreement between the Company and Executive, the rights of Executive under such plan or other agreement, as well as under this Agreement, are discharged, surrendered, or released pro tanto.

         7. Parachute Payment Limitation. Notwithstanding any provision of this Agreement to the contrary, the aggregate present value of all parachute payments payable to or for the benefit of Executive, whether payable pursuant to this Agreement or otherwise, shall be one dollar less than three (3) times
Executive's base amount and, to the extent necessary, payments under this Agreement and any parachute payments payable under any other agreement between Executive and the Company shall be reduced in order that this limitation not be exceeded. The terms "parachute payment," "base amount" and "present value" shall have the meanings assigned thereto under Section 280G of the Code. It is the intention of this Section 7 to avoid excise taxes on Executive under Section 4999 of the Code and the disallowance of a deduction to the Company pursuant to
Section 280G of the Code. The determination of whether any reduction in the amount of parachute payments is required under this Section 7 shall be made by the Company's independent accountants, and Executive shall be entitled to select the parachute payments that will remain payable after the application of this Section 7. The fact that Executive has payments under this Agreement reduced as a result of the limitations set forth in this Section 7 will not of itself limit or otherwise affect any rights of Executive arising other than pursuant to this Agreement.

         8. Arrangements Not Exclusive or Limiting. The specific arrangements referred to herein are not intended to exclude or limit Executive's participation in other benefits available to executive personnel generally, or to preclude or limit other compensation or benefits as may be authorized by the Board of Directors of the Company at any time, or to limit or reduce any compensation or benefit to which Executive would be entitled but for this Agreement.

         9. Enforcement Costs. The Company is aware that upon the occurrence of a change in control of the Company, the Board of Directors or a stockholder of the Company may then cause or attempt to cause the Company to refuse to comply with its obligations under this Agreement, or may cause or attempt to cause the Company to institute, or may institute, litigation, seeking to have this Agreement declared unenforceable, or may take, or attempt to take, other action to deny Executive the benefits intended under this Agreement. In these circumstances, the purpose of this Agreement could be frustrated. It is the intent of the parties that Executive not be required to incur the legal fees and expenses associated with the protection or enforcement of rights under this Agreement by litigation or other legal action because such costs would substantially detract from the benefits intended for Executive hereunder, nor be bound to negotiate any settlement of rights hereunder under threat of incurring such costs. Accordingly, if at any time after a change in control of the Company, it should appear to Executive that the Company is or has acted contrary to or is failing or has failed to comply with any of its obligations under this Agreement for the reason that it regards this Agreement to be void or unenforceable or for any other reason, or that the Company has purported to terminate his employment for cause or is in the course of doing so, in either case contrary to this Agreement, or in the event that the Company or any other person takes any action to declare this Agreement void or unenforceable or institutes any litigation or other legal action designed to deny, diminish or to recover the benefits provided or intended to be provided to Executive hereunder, and Executive has acted in good faith to perform his obligations under this Agreement, the Company irrevocably authorizes Executive from time to time to retain counsel of his choice at the expense of the Company to represent Executive in connection with the protection and enforcement of his rights hereunder, including without limitation representation in connection with termination of employment contrary to this Agreement or with the initiation of defense of any litigation or other legal action, whether by or against Executive or the Company or any director, officer, stockholder, or other person affiliated with Company, in any jurisdiction. The reasonable fees and expenses of counsel selected from time to time by Executive as herein above provided shall be paid or reimbursed to Executive by the Company on a regular, periodic basis upon presentation by Executive of a statement or statements prepared by such counsel in accordance with its customary practices, up to a maximum aggregate amount of $100,000. Counsel so retained by Executive may be counsel representing other officers or key executives of the Company in connection with the protection and enforcement of their rights under similar agreements between them and the Company and, unless in Executive's sole judgment use of common counsel could be prejudicial to him would not be likely to reduce the fees and expenses chargeable hereunder to the Company, Executive agrees to use his best efforts to agree with such other officers or executives to retain common counsel.

         10. Notices. Any notices, requests, demands and other communications provided for by this Agreement shall be in writing and personally delivered by hand or sent by registered or certified mail, if to Executive, at the last address Executive has filed in writing with the Company, and if to the Company, to its corporate secretary at its principal executive offices.

         11. Non-Alienation. Executive shall not have any right to pledge, hypothecate, anticipate, or in any way create a lien upon any amounts provided under this Agreement, and no payments or benefits due hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts or by operation of law. So long as Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     12. Entire Agreement; Amendment. This Agreement constitutes the entire agreement of the parties in respect of the subject matter hereof. No provision of this Agreement may be amended, waived, or discharged except by the mutual written agreement of the parties. The consent of any other person to any such amendment, waiver, or discharge shall not be required.

         13. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the Company, its successors and assigns, by operation of law or otherwise, including without limitation any corporation or other entity or person which shall succeed (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and assets of the Company, and the Company shall require any successor, by agreement in form and substance satisfactory to Executive, to expressly assume and agree to perform the Agreement. Except as otherwise provided herein, this Agreement shall be binding upon and inure to the benefit of Executive and his legal representatives, heirs, and assigns; provided, however, that in the event of Executive's death prior to payment or distribution of all amounts, distributions, and benefits due him hereunder, each unpaid amount and distribution shall be paid in accordance with this Agreement to the person or persons designated by Executive to the Company to receive such payment or distribution and if Executive has made no applicable designation, to the person or persons designated by Executive as beneficiary or beneficiaries of proceeds of life insurance payable in the event of Executive's death under the Company's group life insurance plan.

     14. Governing Law. Except to the extent required to be governed by the law of the State of Maryland because the Company is incorporated under the laws of that State, the validity, interpretation, and enforcement of this Agreement shall be governed by the law of the State of Illinois, excepting its choice of law provisions.

     15. Severabililty. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

     16.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed to be original but all of which together constitute one and the same instrument.

         IN WITNESS WHEREOF, Executive has executed this Agreement upon his own accord and the Company has executed this Agreement pursuant to the authorization of its Board of Directors.


Great Lakes REIT, Inc.


By:      /s/ Richard A. May
         Richard A. May, Chief Executive Officer



By:      /s/ Adam E. Berman
         Adam E. Berman

10.2              The 1997 Equity and Performance Incentive Plan

                             GREAT LAKES REIT, INC.
                   1997 EQUITY AND PERFORMANCE INCENTIVE PLAN

     1. Purpose. The purpose of the 1997 Equity and Performance Incentive Plan (the "Plan") is to attract and retain directors, officers and other key employees for Great Lakes REIT, Inc. (the "Company") and to provide to such persons incentives and rewards for superior performance.

2.       Definitions.  As used in this Plan,

         "Appreciation Right" means a right granted pursuant to Section 5 of this Plan, and shall include both Tandem Appreciation Rights and Free-Standing Appreciation Rights.

         "Board" means the Board of Directors of the Company and, to the extent of any delegation by the Board to a committee (or subcommittee thereof) pursuant to Section 14 of this Plan, such committee (or subcommittee).

         "Change in Control" shall have the meaning provided in Section 11 of this Plan.

         "Code" means the Internal Revenue Code of 1986, as amended from time to time.

         "Common Shares" means shares of Common Stock, par value $.01 per share, of the Company or any security into which such shares of Common Stock may be changed by reason of any transaction or event of the type referred to in Section 10 of this Plan.

         "Covered Employee" means a Participant who is, or is determined by the Board to be likely to become, a "covered employee" within the meaning of Section 162(m) of the Code (or any successor provision).

         "Date of Grant" means the date specified by the Board on which a grant of Option Rights, Appreciation Rights, Performance Shares or Performance Units or a grant or sale of Restricted Shares or Deferred Shares shall become effective (which date shall not be earlier than the date on which the Board takes action with respect thereto).

         "Deferral Period" means the period of time during which Deferred Shares are subject to deferral limitations under Section 7 of this Plan.

         "Deferred Shares" means an award made pursuant to Section 7 of this Plan of the right to receive Common Shares at the end of a specified Deferral Period.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, as such law, rules and regulations may be amended from time to time.
         "Exercise Price" means the price payable upon exercise of a Free-Standing Appreciation Right.

         "Free-Standing Appreciation Right" means an Appreciation Right not granted in tandem with an Option Right.

         "Incentive Stock Options" means Option Rights that are intended to qualify as "incentive stock options" under Section 422 of the Code or any successor provision.

         "Management Objectives" means the measurable performance objective or objectives established pursuant to this Plan for Participants who have received grants of Performance Shares or Performance Units or, when so determined by the Board, Option Rights, Appreciation Rights, Restricted Shares and dividend credits pursuant to this Plan. Management Objectives may be described in terms of Company-wide objectives or objectives that are related to the performance of the individual Participant or of the Subsidiary, division, department, region or function within the Company or Subsidiary in which the Participant is employed. The Management Objectives may be made relative to the performance of other corporations. The Management Objectives applicable to any award to a Covered Employee shall be based on specified levels of or growth in one or more of the following criteria:

         i.       cash flow/net assets ratio;
         ii.      debt/capital ratio;
         iii.     return on total capital;
         iv.      return on equity;
         v.       funds from operations;
         vi.      funds from operations per share growth;
         vii.     revenue growth; and
         viii.    total return to stockholders.

Except where a modification would result in an award no longer qualifying as performance based compensation within the meaning of Section 162(m) of the Code, the Board may in its discretion modify such Management Objectives or the related minimum acceptable level of achievement, in whole or in part, as the Board deems appropriate and equitable.

         "Market Value per Share" means, as of any particular date, the fair market value of the Common Shares as listed on the NYSE as of the close of business on such date or the latest such date on which there is a listing.

     "Non-Employee Director" means a Director of the Company who is not an employee of the Company or any Subsidiary.

     "NYSE" means the New York Stock Exchange, Inc.

     "Optionee"  means  the  optionee  named  in  an  agreement   evidencing  an
outstanding Option Right.

     "Option Price" means the purchase price payable on exercise of an Option Right.

         "Option Right" means the right to purchase Common Shares upon exercise of an option granted pursuant to Section 4 of this Plan.

         "Participant" means a person who is selected by the Board to receive benefits under this Plan and who is at the time an officer, or other key employee of the Company or any one or more of its Subsidiaries, or who has agreed to commence serving in any of such capacities within 90 days of the Date of Grant.

         "Performance Period" means, with respect to a Performance Share or Performance Unit, a period of time established pursuant to Section 8 of this Plan within which the Management Objectives relating to such Performance Share or Performance Unit are to be achieved.

         "Performance   Share"  means  a  bookkeeping  entry  that  records  the
equivalent of one Common Share awarded pursuant to Section 8 of this Plan.

         "Performance Unit" means a bookkeeping entry that records a unit equivalent to $1.00 awarded pursuant to Section 8 of this Plan.

         "Reload   Option  Rights"  means   additional   Option  Rights  granted
automatically  to an Optionee  upon the  exercise of Option  Rights  pursuant to
Section 4(g) of this Plan.

         "Restricted  Shares"  means Common  Shares  granted or sold pursuant to
Section 6 of this Plan as to which neither the substantial risk of forfeiture nor the prohibition on transfers referred to in such Section 6 has expired.

         "Rule 16b-3" means Rule 16b-3 of the Securities and Exchange Commission (or any successor rule to the same effect) as in effect from time to time.

         "Spread" means the excess of the Market Value per Share on the date when an Appreciation Right is exercised, or on the date when Option Rights are surrendered in payment of the Option Price of other Option Rights, over the Option Price or Exercise Price provided for in the related Option Right or Free-Standing Appreciation Right, respectively.

         "Tandem Appreciation Right" means an Appreciation Right granted in tandem with an Option Right.

         "Voting Power" means at any time, the total votes relating to the then-outstanding securities entitled to vote generally in the election of directors of the Company.

         3. Shares Available Under the Plan. (a) Subject to adjustment as provided in paragraph (b) below and Section 10 of this Plan, the number of Common Shares that may be issued or transferred (i) upon the exercise of Option Rights or Appreciation Rights, (ii) as Restricted Shares and released from substantial risks of forfeiture thereof, (iii) as Deferred Shares, (iv) in payment of Performance Shares or Performance Units that have been earned, or (v) in payment of dividend equivalents paid with respect to awards made under the Plan, shall not exceed in the aggregate 2,250,000 Common Shares plus any shares described in paragraph (b) below. Such shares may be shares of original issuance or treasury shares or a combination of the foregoing.

         (b) The number of shares available in paragraph (a) above shall be adjusted to account for shares relating to awards that expire; are forfeited; or are transferred, surrendered, or relinquished upon the payment of any Option Price by the transfer to the Company of Common Shares or upon satisfaction of any withholding amount.

         (c) Notwithstanding anything in this Section 3, or elsewhere in this Plan, to the contrary, the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of Incentive Stock Options shall not exceed 2,250,000 Common Shares, subject to adjustments as provided in
Section 10 of this Plan. Further, no Participant shall be granted Option Rights for more than 750,000 Common Shares during any period of 5 years, subject to adjustments as provided in Section 10 of this Plan.

         (d) Upon payment in cash of the benefit provided by any award granted under this Plan, any shares that were covered by that award shall again be available for issue or transfer hereunder.

         (e) Notwithstanding any other provision of this Plan to the contrary, in no event shall any Participant in any period of 5 years receive more than 500,000 Appreciation Rights, subject to adjustments as provided in Section 10 of this Plan.

         (f) Notwithstanding any other provision of this Plan to the contrary, the number of shares issued as Restricted Shares shall not in the aggregate exceed 500,000 Common Shares, subject to adjustments as provided in Section 10 of this Plan; and, in no event shall any Participant in any period of 5 years receive more than 500,000 Restricted Shares or 500,000 Deferred Shares, subject to adjustments as provided in Section 10 of this Plan.

         (g) Notwithstanding any other provision of this Plan to the contrary, in no event shall any Participant in any calendar year receive an award of Performance Shares or Performance Units having an aggregate maximum value as of their respective Dates of Grant in excess of $3,000,000.

     4. Option Rights. The Board may, from time to time and upon such terms and conditions as it may determine, authorize the granting to Participants of options to purchase Common Shares. Each such grant may utilize any or all of the authorizations, and shall be subject to all of the requirements contained in the following provisions:

         (a) Each grant shall specify the number of Common Shares to which it pertains subject to the limitations set forth in Section 3 of this Plan.

         (b) Each grant shall specify an Option Price per share, which may not be less than the Market Value per Share on the Date of Grant.

         (c) Each grant shall specify  whether the Option Price shall be payable
(i) in cash or by check acceptable to the Company, or (ii) by the actual or constructive transfer to the Company of nonforfeitable, unrestricted Common Shares owned by the Optionee (or other consideration authorized pursuant to subsection (d) below) having a value at the time of exercise equal to the total Option Price, or (iii) by a combination of such methods of payment.

         (d) The Board may determine, at or after the Date of Grant, that payment of the Option Price of any option (other than an Incentive Stock Option) may also be made in whole or in part in the form of Restricted Shares or other Common Shares that are forfeitable or subject to restrictions on transfer, Deferred Shares, Performance Shares (based, in each case, on the Market Value per Share on the date of exercise), other Option Rights (based on the Spread on the date of exercise) or Performance Units. Unless otherwise determined by the Board at or after the Date of Grant, whenever any Option Price is paid in whole or in part by means of any of the forms of consideration specified in this paragraph, the Common Shares received upon the exercise of the Option Rights shall be subject to such risks of forfeiture or restrictions on transfer as may correspond to any that apply to the consideration surrendered, but only to the extent of (i) the number of shares or Performance Shares, (ii) the Spread of any unexercisable portion of Option Rights, or (iii) the stated value of Performance Units surrendered.

         (e) Any grant may provide for deferred payment of the Option Price from the proceeds of sale through a bank or broker on a date satisfactory to the Company of some or all of the shares to which such exercise relates.

         (f) Any grant may provide for payment of the Option Price, at the election of the Optionee, in installments, with or without interest, upon terms determined by the Board.

         (g) Any grant may, at or after the Date of Grant, provide for the automatic grant of Reload Option Rights to an Optionee upon the exercise of Option Rights (including Reload Option Rights) using Common Shares or other consideration specified in paragraph (d) above. Reload Option Rights shall cover up to the number of Common Shares, Deferred Shares, Option Rights or Performance Shares (or the number of Common Shares having a value equal to the value of any Performance Units) surrendered to the Company upon any such exercise in payment of the Option Price or to meet any withholding obligations. Reload Options may have an Option Price that is no less than the applicable Market Value per Share at the time of exercise and shall be on such other terms as may be specified by the Directors, which may be the same as or different from those of the original Option Rights.

         (h) Successive grants may be made to the same Participant whether or not any Option Rights previously granted to such Participant remain unexercised.

     (i) Each grant shall specify the period or periods (if any) of continuous service by the Optionee with the Company or any Subsidiary following the grant that is necessary before the Option Rights or installments thereof will become exercisable and may provide for the earlier exercise of such Option Rights in the event of a Change in Control or other similar transaction or event.

         (j) Any grant of Option Rights may specify Management Objectives that must be achieved as a condition to the exercise of such rights.

         (k) Option Rights granted under this Plan may be (i) options, including, without limitation, Incentive Stock Options, that are intended to qualify under particular provisions of the Code, (ii) options that are not intended so to qualify, or (iii) combinations of the foregoing.

         (1) The Board may, at or after the Date of Grant of any Option Rights (other than Incentive Stock Options), provide for the payment of dividend equivalents to the Optionee on either a current or deferred or contingent basis or may provide that such equivalents shall be credited against the Option Price.

         (m) The exercise of an Option Right shall result in the cancellation on a share-for-share basis of any Tandem Appreciation Right authorized under
Section 5 of this Plan.

     (n) No Option Right shall be exercisable more than 10 years from the Date of Grant.

         (o) Each grant of Option Rights shall be evidenced by an agreement executed on behalf of the Company by an officer and delivered to the Optionee and containing such terms and provisions, consistent with this Plan, as the Board may approve.

         5. Appreciation Rights. (a) The Board may also authorize the granting to any Optionee of Tandem Appreciation Rights with respect to Option Rights granted hereunder at any time prior to the exercise or termination of such related Option Rights; provided, however, that a Tandem Appreciation Right awarded in relation to an Incentive Stock Option must be granted concurrently with such Incentive Stock Option. A Tandem Appreciation Right shall be a right of the Optionee, exercisable by surrender of the related Option Right, to receive from the Company an amount determined by the Board, which shall be expressed as a percentage of the Spread (not exceeding 100 percent) at the time of exercise.

         (b) The Board may also authorize the granting to any Participant of FreeStanding Appreciation Rights. A Free-Standing Appreciation Right shall be a right of the Participant to receive from the Company an amount determined by the Board, which shall be expressed as a percentage of the Spread (not exceeding 100 percent) at the time of exercise.

     (c) Each grant of Appreciation Rights may utilize any or all of the authorizations, and shall be subject to all of the requirements, contained in the following provisions:

                  (i) Any grant may specify that the amount payable on exercise of an Appreciation Right may be paid by the Company in cash, in Common Shares or in any combination thereof and may either grant to the Participant or retain in the Board the right to elect among those alternatives.

                  (ii) Any grant may specify that the amount payable on exercise of an Appreciation Right may not exceed a maximum specified by the Board at the Date of Grant.

                  (iii) Any grant may specify waiting periods before exercise and permissible exercise dates or periods and shall provide that no Appreciation Right may be exercised except at a time when the related Option Right (if applicable) is also exercisable and at a time when the Spread is positive.

                  (iv) Any grant may specify that such Appreciation Right may be exercised only in the event of a Change in Control or other similar transaction or event.

                  (v) Each grant of Appreciation Rights shall be evidenced by an agreement executed on behalf of the Company by an officer and delivered to and accepted by the Participant, which agreement shall describe such Appreciation Rights, identify the related Option Rights (if applicable), state that such Appreciation Rights are subject to all the terms and conditions of this Plan, and contain such other terms and provisions, consistent with this Plan, as the Board may approve.

                  (vi) Any grant of Appreciation Rights may specify Management Objectives that must be achieved as a condition of the exercise of such rights.

     6. Restricted Shares. The Board may also authorize the grant or sale of Restricted Shares to Participants. Each such grant or sale may utilize any or all of the authorizations, and shall be subject to all of the requirements, contained in the following provisions:

         (a) Each such grant or sale shall constitute an immediate transfer of the ownership of Common Shares to the Participant in consideration of the performance of services, entitling such Participant to voting, dividend and other ownership rights, but subject to the substantial risk of forfeiture and restrictions on transfer hereinafter referred to.

         (b)  Each  such   grant  or  sale  may  be  made   without   additional
consideration or in consideration of a payment by such Participant that is less than Market Value per Share at the Date of Grant.

         (c) Each such grant or sale shall provide that the Restricted Shares covered by such grant or sale shall be subject to a "substantial risk of forfeiture" within the meaning of Section 83 of the Code, for a period of not less than one year to be determined by the Board at the Date of Grant, except in the event of a Change in Control or other similar transaction or event.

         (d) Each such grant or sale shall provide that during the period for which such substantial risk of forfeiture is to continue, the transferability of the Restricted Shares shall be prohibited or restricted in the manner and to the extent prescribed by the Board at the Date of Grant (which restrictions may include, without limitation, rights of repurchase or first refusal in the
Company or provisions subjecting the Restricted Shares to a continuing substantial risk of forfeiture in the hands of any transferee).

         (e) Any grant of Restricted Shares may specify Management Objectives which, if achieved, will result in termination or early termination of the restrictions applicable to such shares and each grant may specify with respect to such specified Management Objectives, a minimum acceptable level of achievement and shall set forth a formula for determining the number of Restricted Shares on which restrictions will terminate if performance is at or above the minimum level, but falls short of full achievement of the specified Management Objectives.

         (f) Any such grant or sale of Restricted Shares may require that any or all dividends or other distributions paid thereon during the period of such restrictions be automatically deferred and reinvested in additional Restricted Shares, which may be subject to the same restrictions as the underlying award.

         (g) Each grant or sale of Restricted Shares shall be evidenced by an agreement executed on behalf of the Company by an authorized officer and delivered to and accepted by the Participant and shall contain such terms and provisions, consistent with this Plan, as the Board may approve. Unless otherwise directed by the Board, all certificates representing Restricted Shares shall be held in custody by the Company until all restrictions thereon shall have lapsed, together with a stock power or powers executed by the Participant in whose name such certificates are registered, endorsed in blank and covering such Shares.

     7. Deferred Shares. The Board may also authorize the granting or sale of Deferred Shares to Participants. Each such grant or sale may utilize any or all of the authorizations, and shall be subject to all of the requirements contained in the following provisions:

         (a) Each such grant or sale shall constitute the agreement by the Company to deliver Common Shares to the Participant in the future in consideration of the performance of services, but subject to the fulfillment of such conditions during the Deferral Period as the Board may specify.

         (b)  Each  such   grant  or  sale  may  be  made   without   additional
consideration or in consideration of a payment by such Participant that is less than the Market Value per Share at the Date of Grant.

         (c) Each such grant or sale shall be subject to a Deferral Period of not less than one year, as determined by the Board at the Date of Grant except (if the Board shall so determine) in the event of a Change in Control or other similar transaction or event.

         (d) During the Deferral Period, the Participant shall have no right to transfer any rights under his or her award and shall have no rights of ownership in the Deferred Shares and shall have no right to vote them, but the Board may, at or after the Date of Grant, authorize the payment of dividend equivalents on such Shares on either a current or deferred or contingent basis, either in cash or in additional Common Shares.

         (e) Each grant or sale of Deferred Shares shall be evidenced by an agreement executed on behalf of the Company by an authorized officer and delivered to and accepted by the Participant and shall contain such terms and provisions, consistent with this Plan, as the Board may approve.

         8. Performance Shares and Performance Units. The Board may also authorize the granting of Performance Shares and Performance Units that will become payable to a Participant upon achievement of specified Management Objectives. Each such grant may utilize any or all of the authorizations, and shall be subject to all of the requirements, contained in the following provisions:

         (a) Each grant shall specify the number of Performance Shares or Performance Units to which it pertains, which number may be subject to adjustment reflect changes in compensation or other factors; provided, however, that no such adjustment shall be made in the case of a Covered Employee.

         (b) The Performance Period with respect to each Performance Share or Performance Unit shall be such period of time (not less than one year, except in the event of a Change in Control or other similar transaction or event, if the Board shall so determine) commencing with the Date of Grant (as shall be determined by the Board at the time of grant).

         (c) Any grant of Performance Shares or Performance Units shall specify Management Objectives which, if achieved, will result in payment or early payment of the award, and each grant may specify with respect to such specified Management Objectives a minimum acceptable level of achievement and shall set forth a formula for determining the number of Performance Shares or Performance Units that will be earned if performance is at or above the minimum level, but falls short of full achievement of the specified Management Objectives. The grant of Performance Shares or Performance Units shall specify that, before the Performance Shares or Performance Units shall be earned and paid, the Board must certify that the Management Objectives have been satisfied.

         (d) Each grant shall specify a minimum acceptable level of achievement with respect to the specified Management Objectives below which no payment will be made and shall set forth a formula for determining the amount of payment to be made if performance is at or above such minimum but short of full achievement of the Management Objectives.

         (e) Each grant shall specify the time and manner of payment of Performance Shares or Performance Units which have been earned. Any grant may specify that the amount payable with respect thereto may be paid by the Company in cash, in Common Shares or in any combination thereof and may either grant to the Participant or retain in the Board the right to elect among those alternatives.

         (f) Any grant of Performance Shares may specify that the amount payable with respect thereto may not exceed a maximum specified by the Board at the Date of Grant. Any grant of Performance Units may specify that the amount payable or the number of Common Shares issued with respect thereto may not exceed maximums specified by the Board at the Date of Grant.

         (g) The Board may, at or after the Date of Grant of Performance Shares, provide for the payment of dividend equivalents to the holder thereof on either a current or deferred or contingent basis, either in cash or in additional Common Shares.

     (h) Each grant of Performance Shares or Performance Units shall be evidenced by an agreement executed on behalf of the Company by an authorized officer and delivered to and accepted by the Participant, which agreement shall state that such Performance Shares or Performance Units are subject to all the terms and conditions of this Plan, and contain such other terms and provisions, consistent with this Plan, as the Board may approve.

         9. Transferability. (a) Except as otherwise determined by the Board on a case-by-case basis, no Option Right, Appreciation Right or other derivative security granted under the Plan shall be transferable by an Optionee other than by will or the laws of descent and distribution. Except as otherwise determined by the Board on a case-by-case basis, Option Rights and Appreciation Rights shall be exercisable during the Optionee's lifetime only by him or her or by his or her guardian or legal representative.

         (b) The Board may specify at the Date of Grant that part or all of the Common Shares that are (i) to be issued or transferred by the Company upon the exercise of Option Rights or Appreciation Rights, upon the termination of the Deferral Period applicable to Deferred Shares or upon payment under any grant of Performance Shares or Performance Units or (ii) no longer subject to the substantial risk of forfeiture and restrictions on transfer referred to in
Section 6 of this Plan, shall be subject to further restrictions on transfer.

         10. Adjustments. The Board may make or provide for such adjustments in the numbers of Common Shares covered by outstanding Option Rights, Appreciation Rights, Deferred Shares, and Performance Shares granted hereunder, in the prices per share applicable to such Option Rights and Appreciation Rights and in the kind of shares covered thereby, as the Board, in its sole discretion, exercised in good faith, may determine is equitably required to prevent dilution or enlargement of the rights of Participants or Optionees that otherwise would result from (a) any stock dividend, stock split, combination of shares, recapitalization or other change in the capital structure of the Company, or (b) any merger, consolidation, spin-off, split-off, spin-out, split-up, reorganization, partial or complete liquidation or other distribution of assets, issuance of rights or warrants to purchase securities, or (c) any other corporate transaction or event having an effect similar to any of the foregoing. Moreover, in the event of any such transaction or event, the Board, in its discretion, may provide in substitution for any or all outstanding awards under this Plan such alternative consideration as it, in good faith, may determine to be equitable in the circumstances and may require in connection therewith the surrender of all awards so replaced. The Board may also make or provide for such adjustments in the numbers of shares specified in Section 3 of this Plan as the Board in its sole discretion, exercised in good faith, may determine is appropriate to reflect any transaction or event described in this Section 10.

     11. Change in Control. For purposes of this Plan, a "Change in Control" shall mean if at any time any of the following events shall have occurred:

         (a) The Company is merged or consolidated or reorganized into or with another corporation or other legal person, and as a result of such merger, consolidation or reorganization less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such transaction are held in the aggregate by the holders of Common Shares immediately prior to such transaction;

         (b) The Company sells or otherwise transfers all or substantially all of its assets to any other corporation or other legal person, and less than a majority of the combined voting power of the then-outstanding securities of such corporation or person immediately after such sale or transfer is held in the aggregate by the holders of Common Shares immediately prior to such sale or transfer;

         (c) There is a report filed on Schedule 13D or Schedule 14D-1 (or any successor schedule, form or report), each as promulgated pursuant to the Exchange Act, disclosing that any person (as the term "person" is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) has become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange Act) of securities representing 20% or more of the Voting Power;

         (d) The Company files a report or proxy statement with the Securities and Exchange Commission pursuant to the Exchange Act disclosing in response to Form 8-K or Schedule 14A (or any successor schedule, form or report or item therein) that a change in control of the Company has or may have occurred or will or may occur in the future pursuant to any then-existing contract or transaction; or

         (e) If during any period of two consecutive years, individuals who at the beginning of any such period constitute the directors of the Company cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's stockholders, of each director of the Company first elected during such period was approved by a vote of at least two-thirds of the directors of the Company then still in office who were directors of the Company at the beginning of any such period.

         Notwithstanding the foregoing provisions of Section 11(c) and (d) above, a "Change in Control" shall not be deemed to have occurred for purposes of this Plan (i) solely because (A) the Company; (B) a Subsidiary; or (C) any Company-sponsored employee stock ownership plan or other employee benefit plan of the Company either files or becomes obligated to file a report or proxy statement under or in response to Schedule 13D, Schedule 14D-l, Form 8-K or
Schedule 14A (or any successor schedule, form or report or item therein) under the Exchange Act, disclosing beneficial ownership by it of shares, whether in excess of 20% of the Voting Power or otherwise, or because the Company reports that a change of control of the Company has or may have occurred or will or may occur in the future by reason of such beneficial ownership or (ii) solely because of a change in control of any Subsidiary.

     12. Fractional Shares. The Company shall not be required to issue any fractional Common Shares pursuant to this Plan. The Board may provide for the elimination of fractions or for the settlement of fractions in cash.

     13. Withholding Taxes. To the extent that the Company is required to withhold federal, state, local or foreign taxes in connection with any payment made or benefit realized by a Participant or other person under this Plan, and the amounts available to the Company for such withholding are insufficient, it shall be a condition to the receipt of such payment or the realization of such benefit that the Participant or such other person make arrangements satisfactory to the Company for payment of the balance of such taxes required to be withheld, which arrangements (in the discretion of the Board) may include relinquishment of a portion of such benefit. The Company and a

Participant or such other person may also make similar arrangements with respect to the payment of any taxes with respect to which withholding is not required.

         14. Administration of the Plan. (a) This Plan shall be administered by the Board, which may from time to time delegate all or any part of its authority under this Plan to a committee of the Board (or subcommittee thereof) consisting of not less than three Non-Employee Directors appointed by the Board. A majority of the committee (or subcommittee) shall constitute a quorum, and the action of the members of the committee (or subcommittee) present at any meeting at which a quorum is present, or acts unanimously approved in writing, shall be the acts of the committee (or subcommittee). To the extent of any such delegation, references in this Plan to the Board shall be deemed to be references to any such committee or subcommittee.

         (b) The interpretation and construction by the Board of any provision of this Plan or of any agreement, notification or document evidencing the grant of Option Rights, Appreciation Rights, Restricted Shares, Deferred Shares, Performance Shares or Performance Units and any determination by the Board pursuant to any provision of this Plan or of any such agreement, notification or document shall be final and conclusive. No member of the Board shall be liable for any such action or determination made in good faith.

         15. Amendments, Etc. (a) The Board may at any time and from time to time amend the Plan in whole or in part; provided, however, that any amendment which must be approved by the stockholders of the Company in order to comply with applicable law or the rules of the NYSE or, if the Common Shares are not traded on the NYSE, the principal national securities exchange upon which the Common Shares are traded or quoted, shall not be effective unless and until such approval has been obtained. Presentation of this Plan or any amendment hereof for stockholder approval shall not be construed to limit the Company's authority to offer similar or dissimilar benefits under other plans without stockholder approval.

         (b) The Board also may permit Participants to elect to defer the issuance of Common Shares or the settlement of awards in cash under the Plan pursuant to such rules, procedures or programs as it may establish for purposes of this Plan. The Board also may provide that deferred issuances and settlements include the payment or crediting of dividend equivalents or interest on the deferral amounts.

         (c) The Board may condition the grant of any award or combination of awards authorized under this Plan on the surrender or deferral by the Participant of his or her right to receive a cash bonus or other compensation otherwise payable by the Company or a Subsidiary to the Participant.

         (d) In case of termination of employment by reason of death, disability or normal or early retirement, or in the case of hardship or other special circumstances, of a Participant who holds an Option Right or Appreciation Right not immediately exercisable in full, or any Restricted Shares as to which the substantial risk of forfeiture or the prohibition or restriction on transfer has not lapsed, or any Deferred Shares as to which the Deferral Period has not been completed, or any Performance Shares or Performance Units which have not been fully earned, or who holds Common Shares subject to any transfer restriction imposed pursuant to Section 9(b) of this Plan, the Board may, in its sole discretion, accelerate the time at which such Option Right or Appreciation Right may be exercised or the time at which such substantial risk of forfeiture or prohibition or restriction on transfer will lapse or the time when such Deferral Period will end or the time at which such Performance Shares or Performance Units will be deemed to have been fully earned or the time when such transfer restriction will terminate or may waive any other limitation or requirement under any such award.

         (e) This Plan shall not confer upon any Participant any right with respect to continuance of employment or other service with the Company or any Subsidiary, nor shall it interfere in any way with any right the Company or any Subsidiary would otherwise have to terminate such Participant's employment or other service at any time.

         (f) To the extent that any provision of this Plan would prevent any Option Right that was intended to qualify as an Incentive Stock Option from qualifying as such, that provision shall be null and void with respect to such Option Right. Such provision, however, shall remain in effect for other Option Rights and there shall be no further effect on any provision of this Plan.

         16. Termination. No grant shall be made under this Plan more than 10 years after the date on which this Plan is first approved by the stockholders of the Company, but all grants made on or prior to such date shall continue in effect thereafter subject to the terms thereof and of this Plan.


As adopted September 11, 1997


/s/ Richard L. Rasley

Richard L. Rasley, Secretary