Form 10-K405
period 1997-12-31
GREAT LAKES REIT INC
filed 1998-03-31
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from     to     .

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

                               823 Commerce Drive
                                    Suite 300
                            Oak Brook, Illinois 60523
                                 (630) 368-2900
          (Address and telephone number of principal executive offices)

               Securities registered  pursuant to Section 12(b) of the
                                    Act:

                          Common Stock, $.01 par value
                                (Title of class)

               Securities registered  pursuant to Section 12(g) of the
                                    Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 2, 1998, the aggregate market value of common stock held by non-affiliates of the registrant was $267,619,543.

         The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 2, 1998 was 15,841,027.

                      Documents Incorporated by Reference:

                                      None

                             GREAT LAKES REIT, INC.

                         Form 10-K Annual Report -- 1997

                                Table of Contents


PART I Page
         Item 1.      Business............................................... 4
         Item 2.      Properties.............................................10
         Item 3.      Legal Proceedings......................................13
         Item 4.      Submission of Matters to a Vote of Security Holders....13

PART II
         Item 5.      Market for Registrant's Common Equity
                      and Related Stockholder Matters........................13
         Item 6.      Selected Financial Data................................14
         Item 7.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations.......15
         Item 8.      Financial Statements and Supplementary Data............18
         Item 9.      Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.................18
PART III
         Item 10.     Directors and Executive Officers of the Registrant.....19
         Item 11.     Executive Compensation.................................22
         Item 12.     Security Ownership of Certain Beneficial
                      Owners and Management..................................26
         Item 13.     Certain Relationships and Related Transactions.........27

PART IV
         Item 14.     Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K................................29

Signatures...................................................................32

Index to Financial Statements................................................F-1

                                     PART I

ITEM 1--BUSINESS

General

         Great Lakes REIT, Inc., a Maryland corporation (the "Company") formed in 1992, is a fully integrated, self-administered and self-managed real estate company focused primarily on acquiring, renovating, owning and operating suburban office properties. Currently all of the Properties (as defined herein) are located within an approximate 500-mile radius of metropolitan Chicago (the "Midwest Region"). The Company acquired six, three, seven, ten and nine properties in 1993, 1994, 1995, 1996 and 1997, respectively. As of March 20, 1998, the Company owned and operated 34 properties (the "Properties") in suburban Chicago, Milwaukee, Minneapolis, Detroit, Columbus and Cincinnati (the "Current Markets"). The Properties contain approximately 4.1 million rentable square feet leased to approximately 500 tenants. As of December 31, 1997, the Properties had a weighted average occupancy rate of approximately 92.9%. The Company has elected to be treated for federal income tax purposes as a real estate investment trust ("REIT").

         In 1996, the Company organized Great Lakes REIT, L.P., a Delaware limited partnership (the "Operating Partnership") and transferred 33 of the Properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. Although the Company and the Operating Partnership are separate entities, unless the context otherwise requires, all references in this Report on Form 10-K to the "Company" refer to the Company and the Operating Partnership, collectively.

         Effective April 1, 1996, the Company became a self-administered and self-managed REIT upon the consummation of the merger (the "Merger") of the Company with Equity Partners, Ltd. (the "Advisor"). Prior to the Merger, the Advisor provided services to the Company relating to the selection, purchase, financing and operation of the Company's properties. Certain executive officers and other employees of the Company were previously employed by the Advisor and owned a substantial interest in the Advisor. See "Certain Relationships and Related Transactions".

         The Company's primary business strategy is to acquire well-located, under performing suburban office properties in the Midwest Region at attractive yields and to increase cash flow and property value by implementing a comprehensive operating strategy. The Company's operating strategy includes: (i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. This value-added operating strategy is intended to establish the Company as one of the suburban office property owner/operators of choice in the markets it serves and to maximize tenant retention. The Company's commitment to tenant satisfaction and retention is evidenced by its retention rate of approximately 67% (based on square feet renewed) from January 1, 1993 to December 31, 1997. In addition, the Company believes it has been successful in implementing its operating strategy as evidenced by its achievement of increased occupancy rates and rental income at the Properties during its period of ownership.

         The Company focuses primarily on acquiring properties in the Midwest Region (i) with less than 300,000 rentable square feet and (ii) that are available at purchase prices below $25 million. Management believes that assets of this size are generally too small to be efficiently acquired on a stand-alone basis by other institutional and larger public sector buyers; as a result, competition for these properties is more limited than the competition for larger properties. The Company's recent acquisition activities during the last 12 months demonstrate the Company's ability to make acquisitions consistent with its strategy for growth. During 1997, the Company acquired nine Properties at an aggregate cost of $112 million (including $9 million in future capital commitments).

         The Company continues to evaluate certain markets outside the Midwest Region. In the event an appropriate acquisition opportunity is identified that is consistent with the Company's other specified criteria and operating strategies, the Company may acquire properties in markets outside the Midwest Region. In addition, the Company may from time to time consider opportunities with respect to office properties located in selected urban or central business district areas.

     The Company believes that the economic fundamentals in the Current Markets and certain other markets in and outside the Midwest Region provide attractive environments for owning, acquiring and operating suburban office properties. Since 1990, there has been a broad expansion of the Midwest Region's economy while there has been limited construction of suburban office properties in the region. These trends have reduced office vacancy rates in all of the Current Markets and resulted in generally increasing rental rates. The Company believes that continued strong demand for office space caused by the continuing growth of the Midwest Region's economy, together with the limited supply of new suburban office properties in most of the Current Markets, will continue to result in increased occupancies and rental rates for suburban office space in the Midwest Region generally and the Company's properties specifically.

Competitive Advantages

         The Company believes it enjoys certain competitive advantages in pursuing its business and growth strategies.

         Experienced Management Team. The Company's seven senior executive officers have an average of 17 years of real estate experience, primarily in suburban office properties located in the Midwest Region. Management's market knowledge and long-standing relationships with tenants, brokers and institutions lead to numerous investment and leasing opportunities.

         Focus on Suburban Office Properties in the Midwest Region. The Company's geographic and property-specific focus enables the Company to create acquisition opportunities, rapidly review and respond to acquisition opportunities as they arise, and to anticipate and efficiently address the needs of existing and prospective tenants, resulting in favorable lease renewals, tenant expansions and new lease opportunities.

     Fully Integrated Organization. The Company utilizes an integrated approach to acquisition, management, leasing and renovation activities. This approach allows the Company to offer a full range of alternatives (including expansions and redevelopment of existing facilities, acquisitions and build-to-suit projects) to satisfy the space needs of existing and prospective tenants.

     Access to Capital. As a public company, the Company has access to certain equity and debt financing options that are not available to many of its competitors. In addition, because it is organized as an umbrella partnership REIT ("UPREIT"), the Company has the ability to acquire properties on a basis that offers tax advantages to certain sellers. Accordingly, the Company may be able to finance and take advantage of certain acquisition or operating opportunities that certain of its competitors cannot.

Organization

         The Company is a Maryland corporation, its principal executive offices are located at 823 Commerce Drive, Oak Brook, Illinois 60523 and its telephone number is (630) 368-2900.

Business and Growth Strategies

         The Company's primary business objectives are to maximize growth in cash flow per share and to enhance the value of its portfolio in order to maximize total return to its stockholders. The Company believes it can achieve these objectives by continuing to implement its business strategies and capitalizing on the internal and external growth opportunities described below. The Company also believes, based on its evaluation of market conditions, that a number of factors will enhance its ability to achieve its business objectives, including opportunities to make favorable acquisitions, increase occupancy rates, rental rates and overall portfolio value. These factors include the continuing economic expansion in the Midwest Region as well as the limited construction of new suburban office properties in most of the Midwest Region.

     Business Strategies

         The Company's primary business strategy is to acquire well-located, underperforming suburban office properties in the Midwest Region at attractive yields and to increase cash flow and property value by implementing a comprehensive value-added operating strategy. This operating strategy includes:
(i) investment in value-enhancing renovation and refurbishment programs; (ii) aggressive leasing efforts; (iii) reduction and containment of operating costs; and (iv) a strong emphasis on tenant services and satisfaction. This operating strategy is intended to establish the Company as one of the suburban office property owner/operators of choice in the markets it serves and to maximize tenant retention.

         Based on its historical activities and its knowledge of various local marketplaces, the Company believes that the Midwest Region and certain markets outside the Midwest Region offer acquisition and operating opportunities for companies that are well-capitalized experienced owners of real estate with extensive local market expertise. In addition, based on its experience and knowledge, the Company believes the existence of a public market for its common stock, par value $.01 per share ("Common Stock"), has enhanced the Company's access to capital, thereby allowing it to take advantage of opportunities to acquire additional suburban office properties at attractive prices and to pursue opportunities to develop office properties, when feasible, at attractive returns.

         The Company implements its business strategies by (i) utilizing an integrated approach to acquisition, management, leasing and renovation activities that is designed to coordinate decision-making and enhance responsiveness to market opportunities and tenant needs; (ii) emphasizing tenant satisfaction and retention and employing intensive property marketing programs; and (iii) implementing cost control management and systems that capitalize on economies of scale arising from the size and location of the Company's portfolio. The Company believes that the implementation of these operating practices has contributed to the increased occupancy rates and rental revenue of the Properties.

         Integrated Decision-making and Responsiveness. In addition to the location and quality of the Properties, management generally credits its ability to maintain the Properties at above-average market occupancy levels to the coordination of its decision-making team. Acquisition, leasing and property management activities are coordinated to enhance responsiveness to market opportunities and tenant needs. The acquisition, leasing and property management teams work closely together from the initial meeting with prospective sellers or tenants through the acquisition or lease negotiation process. With respect to acquisitions, the Company can therefore quickly analyze the cash flow and leasing potential of a proposed acquisition and the costs of proposed property upgrades. Following acquisition, the integrated approach permits the Company to analyze the economic terms and costs (including tenant build-out and retrofitting costs) for each lease on a timely and efficient basis throughout lease negotiations. As a result, the Company is able to commit to lease terms quickly, facilitating timely transaction execution, and minimizing lost income.

         Aggressive Leasing. The Company implements an aggressive leasing strategy based on its knowledge of the Current Markets and its tenants' needs. The Company's relationships with the tenant and brokerage communities provide the Company with information to enhance its leasing and marketing efforts. The Company's policies of maintaining communications with existing tenants, delivering a high level of service and offering leasing flexibility provide existing tenants greater control over space management and serve to enhance tenant retention.

         As part of this leasing strategy, property-specific marketing plans are prepared at the time of acquisition and are constantly monitored and updated to pro-actively position each Property within its respective market. The Company enhances its leasing efforts by utilizing employee representatives for certain lease renewal activities and by retaining third-party leasing brokers that are specifically selected for their market knowledge, tenant relationships and historic ability to generate leases. This strategy enables the Company to promote relationships with its existing tenants and attract and lease office space to a greater number of tenants by improving the Company's visibility in the tenant community. The Company believes its broad-based market presence in certain Current Markets provides a wide variety of Class A and Class B space alternatives for prospective tenants and existing tenants whose facility requirements evolve as their businesses grow.

         As part of its leasing strategy, the Company reviews the financial statements and other financial information on prospective tenants to assess the creditworthiness of tenants as compared to the rents required to be paid under the tenants' leases and the aggregate dollar investment required by the Company for tenant improvements and leasing commissions. The Company may require credit enhancements from tenants in the form of security deposits, letters of credit and personal or corporate guarantees of lease obligations.

         Active Property Management. The Company believes that active property management is a critical aspect of the Company's activities, and it is the objective of management to intensively manage the Company's Properties to provide a high level of service and flexibility to the Company's tenants. The Company currently employs 36 individuals in its property management division.

         Economies of Scale and Leasing Flexibilities. The Company seeks to enhance portfolio value by lowering total operating costs and expenses compared to single-site ownership and management and by capitalizing on its ability to offer a range of leasing options in certain markets. The Company also strives to minimize overhead by controlling corporate general and administrative expenses.


     Growth Strategies

     Internal Growth. The Company believes that opportunities exist to increase cash flow from the Properties as a result of general improvements in the suburban office markets in the Midwest Region and the improvement of individual property operations by the Company. The Company intends to pursue internal growth by (i) realizing fixed contractual base rental increases; (ii) re-leasing expiring leases at increasing market rents that may result from increased demand for and decreased supply of available space in the areas in which the Company owns properties; (iii) continuing to maintain and improve occupancy rates through active management and aggressive leasing; and (iv) controlling operating expenses through the implementation of cost control management and systems.

         Contractual base rental increases. The Company expects to achieve internal growth in cash flow through leases which contain provisions for fixed contractual rental increases.

         Re-leasing expiring leases at increasing market rents. Many of the Company's tenants entered into leases at favorable rental rates, compared to the current prevailing market rates. As a result, as those leases expire, the Company believes that it will be able to re-lease the space at higher effective rental rates.

         Maintaining and improving occupancy rates. The Company believes that it has been successful in attracting, expanding and retaining a diverse tenant base by actively managing its Properties with an emphasis on tenant retention and satisfaction. The Company strives to be responsive to the needs of individual tenants through its on-site professional management staff and by providing tenants with leasing alternatives within the Company's portfolio to accommodate their changing space requirements. The Company's success in maintaining and improving occupancy rates is demonstrated, in part, by the number of existing tenants which have renewed or released their space, leased additional space to support their expansion needs or moved to other space within the Company's portfolio. The Company has achieved a tenant retention rate of approximately 67% (based on square feet renewed) from January 1, 1993 through December 31, 1997. The Company also seeks to improve occupancies by aggressively marketing available space within its portfolio.

     As of December 31, 1997, the Properties had a weighted average occupancy rate of 92.9% compared to 92.3% as of December 31, 1996 (or, for Properties acquired during 1997, the date of acquisition).



     External Growth. Based on its historical activities and its knowledge of the Midwest Region, the Company believes that opportunities continue to exist to acquire additional office properties that (i) provide attractive initial yields with potential for growth in cash flow; (ii) are in desirable locations within submarkets that exhibit strong growth characteristics; (iii) have purchase prices that represent a significant discount to replacement cost; and (iv) are under performing or need renovation, thereby providing opportunities for the Company to increase the cash flow and value of such properties through active management, rehabilitation and aggressive leasing.

         The Company continues to evaluate certain markets outside the Midwest Region. In the event an appropriate acquisition opportunity is identified that is consistent with the Company's other specified criteria and operating strategies, the Company may acquire properties in markets outside the Midwest Region. In addition, the Company may from time to time consider opportunities with respect to office properties located in selected urban or central business district areas.

         Acquisition Strategy. The Company's primary acquisition strategy is to acquire well-located, well-constructed suburban office properties that generally contain 300,000 square feet or less, are less than 15 years old and have purchase prices of less than $25 million. The Company believes that most institutional and public-sector buyers have tended to focus their acquisition activities on substantially larger properties in terms of square footage and purchase price. As a result of the purchasing bias of these institutional and public-sector buyers, the Company has encountered fewer well-capitalized competitors for the Company's target properties in its target markets. The Company believes it has been able to achieve more favorable pricing because it has been able to contract for the purchase of properties without financing and other contingencies that are generally required by less well-capitalized local buyers of these property types. In addition, the Company has established a long and successful track record and reputation for closing on properties it has contracted to purchase.

     The Company believes that attractive opportunities continue to exist to acquire well-located suburban office properties in the Current Markets, in the Midwest Region and in certain other markets, at a discount to replacement cost. Each acquisition opportunity is reviewed to evaluate whether it meets one or more of the following criteria: (i) potential for higher occupancy levels and/or rents as well as for lower turnover and/or operating expenses; (ii) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with tenant turnover (i.e., tenant improvements, leasing commissions and the loss of income due to vacancy) and property rehabilitation; and (iii) availability for purchase at a price at or below estimated replacement cost. The Company intends to focus its investment activities on properties that are in one or more of the following categories:

         * Under-managed properties: properties that have below market rents and/or occupancies.

         * Yield-oriented acquisitions: properties purchased below estimated replacement cost at attractive yields.

         *  Redevelopment   or  renovation   opportunities:   well  located  and
         fundamentally sound properties that may require physical renovation or cosmetic improvement to achieve their full potential performance.

         * Opportunistic investments: opportunities to acquire under-valued assets using the Company's local market knowledge and expertise.

         The Company believes that it possesses a competitive advantage in identifying and capitalizing on acquisition opportunities for targeted office properties due to (i) its broad-based market presence in certain of the Current Markets, (ii) the experience of its management team; (iii) its conservative capital structure and its available liquidity, including amounts available under its $100 million senior unsecured bank credit facility (the "Credit Facility"); and (iv) its strong relationships with certain of the region's institutional property owners and investment real estate brokers.

         Development. Although the Company will continue to focus on acquisitions to provide the bulk of the Company's external growth opportunities, the Company intends to pursue limited new property development opportunities in the event they are consistent with the overall business strategy of the Company. The Company recently announced its intention to pursue the development of a 96,000 square foot building in Pewaukee, Wisconsin, a suburb of Milwaukee, under an agreement to purchase the to-be-built property for approximately $11 million. The Company intends to enhance its leasing flexibility by offering build-to-suit development options to current and prospective tenants requiring space that is otherwise unavailable in the marketplace. The Company will also continue its redevelopment activities of older buildings which have desirable locations such as 777 Eisenhower in Ann Arbor, Michigan.

         Disposition Strategy. The Company also seeks to enhance stockholder value through the strategic disposition of its Properties. The Company will consider disposing of Properties on a tax-deferred basis and re-deploying any proceeds from sales into properties with higher yield potential. The Company may seek to dispose of Properties when one or more of the following conditions apply: (i) market prices are at or near replacement cost; (ii) occupancy is high and the potential to increase cash flow and property value within a reasonable period is limited; (iii) the Company believes the capital received can be more efficiently redeployed; or (iv) ownership of the Property is no longer consistent with the Company's operating strategies.

         In 1996, the Company sold two properties, 830 West End Court, Vernon Hills, Illinois, and 10 Oak Hollow, Southfield, Michigan, aggregating approximately 110,000 square feet. The Company's weighted average holding period for the two properties was approximately 19 months. As a result of the Company's value-added operating strategy during the time the Company owned the Vernon Hills and the 10 Oak Hollow properties, the weighted average occupancy rate increased from 90.4% to 99.4%. The total sale price of $12.1 million reflected a 36% increase over the Company's aggregate cost of these properties (including leasing commissions). Both properties were sold on a tax-deferred basis using like-kind exchanges.

Financing Strategy

     The Company seeks to maintain a well-balanced, conservative and flexible capital structure by (i) targeting a total debt to total market capitalization ratio of no greater than 50%; and (ii) limiting the use of the Company's bank credit facility to short-term financing of acquisitions and working capital requirements.

Competition

         As a result of the continued expansion of the number of public REITs and a general increase in the amount of public and private debt and equity capital available to real estate companies and for real estate projects, the Company may be competing with other owners and developers that have greater resources and more experience than the Company. In addition, an increase in the quality and number of competitive properties in any particular market in which the Properties are located could have a material adverse effect on (i) the Company's ability to lease space at the Properties or any newly-acquired property and (ii) the rents charged at the Properties.

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

         During the last two years, independent environmental consultants have conducted or updated Phase I Environmental Assessments ("Phase I Assessments") at each of the Properties. In addition, a limited-scope Phase II Assessment ("Phase II Assessment") has been conducted at the University Office Plaza property (the Phase I Assessments and the Phase II Assessment are collectively referred to as the "Environmental Assessments"). The Phase I Assessments have included, among other things, a visual inspection of the Properties and the surrounding area and a review of relevant state, federal and historical documents. Except for the Phase II Assessment and certain limited sampling in connection with underground tank and/or piping removals at the Arlington Ridge Service Center and One Park Plaza properties, no invasive techniques such as soil or groundwater sampling were performed at any of the Properties. The Company's Environmental Assessments of the Properties have not revealed any condition giving rise to an environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, taken as a whole, nor is the Company otherwise aware of any such condition. There can be no assurance, however, that the Company's Environmental Assessments would reveal all conditions giving rise to environmental liabilities. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

Employees

         As of December 31, 1997, the Company had 55 employees, none of whom is represented by a collective bargaining unit.

ITEM 2--PROPERTIES

General

     As of March 20, 1998, the Company owned 34 Properties containing approximately 4.1 million square feet. The Properties consist primarily of Class A and Class B suburban office properties, which range in size from approximately 15,000 to 273,000 rentable square feet. The Properties consist of 28 suburban office properties, 1 light industrial distribution facility and 5 office/service centers (generally single-story buildings with both finished office and unfinished storage area). The 34 Properties are located in the suburban areas of Chicago (17), Milwaukee (5), Minneapolis (2), Detroit (5), Columbus (4) and Cincinnati (1). Many of the Properties offer amenities, including indoor and outdoor parking, loading dock facilities, on-site property management, in-house conference facilities and lounge areas with food and beverage service.

         Management believes that the location and quality of construction of the Properties, as well as the Company's reputation for providing superior tenant service, enable the Company to attract and retain a diverse tenant base. As of December 31, 1997, the Properties were leased to approximately 500 tenants, no single tenant accounted for more than 5% of the aggregate annualized base rent of the Company's portfolio and only 14 tenants individually represented more than 1% of such aggregate annualized base rent.

         The Company holds fee simple title to each of the Properties. The following table sets forth certain of the information as of January 1, 1998 regarding the Properties.


                            Property   Ownership Company                              Land Area                Occupancy
Property location           Type       Interest Ownership % Year Built Date Acquired  in Acres Square footage 31-Dec-97  Encumbrance

SUBURBAN CHICAGO
1900 East Golf Road         Multi-story   Fee         100%        1980         Dec-96       12.9     259,730      96%           (1)
Schaumburg, IL              Office

1750 East Golf Road         Multi-story   Fee         100%        1985         Sep-97        7.7     213,346      95%            -
Schaumburg, IL              Office

160-185 Hansen Court        Single story  Fee         100%        1986         Jan-94       10.6     113,911      85%            -
Wood Dale, IL               Office/Office service

3455, 3550, 3555 Salt Creek Single story  Fee         100%        1984         Oct-97        8.7      97,910     100%           -
Arlington Heights, IL       Office/Office service

601 Campus Drive            Single story  Fee         100%          1987       May-93        6.0      96,219      98%            -
Arlington Heights, IL       Office/Office service

1251 Plum Grove Road        Single story  Fee         100%          1986       Jan-96        3.2      43,301      46%            -
Schaumburg, IL              Office

1011 Touhy Avenue           Multi-story   Fee         100%          1978       Dec-93        5.3     155,657      90%            -
Des Plaines, IL             Office

2800 River Road             Multi-story   Fee         100%          1983       Feb-95        2.0     100,527      93%          (1)
Des Plaines, IL             Office

1660 Feehanville Drive      Multi-story   Fee         100%          1989       Aug-95        7.3      85,874     100%          (1)
Mount Prospect, IL          Office

565 Lakeview Parkway        Single story  Fee         100%          1991       Dec-95        7.1      84,808      50%          (1)
Vernon Hills, IL            Office

175 E. Hawthorn Parkway     Multi-story   Fee         100%          1986       Sep-94        4.6      84,065      94%            -
Vernon Hills, IL            Office

Two Marriott Drive          Single story  Fee         100%          1985       Jul-96        3.4      41,500     100%          (1)
Lincolnshire, IL            Office

3400 Dundee Road            Multi-story   Fee         100%          1986       Oct-93        2.6      74,884     100%           -
Northbrook, IL              Office

3010 & 3020 Woodcreek Dr    Single story  Fee         100%          1986       Nov-96        8.8     127,713      96%          (1)
Downers Grove, IL           Office/Office service

823 Commerce Drive          Multi-story   Fee         100%          1969       Nov-95        2.6      45,162     100%          (1)
Oak Brook, IL               Office

1675 Holmes Road            Industrial    Fee         100%          1990       Feb-97        5.5     101,286     100%     $2,173,457
Elgin, IL

16601 S. Kedzie Avenue      Single story  Fee         100%          1984       Feb-97        1.5      15,000      55%            -
Markham, IL                 Office
SUBURBAN MILWAUKEE
11270 W. Park Place         Multi-story   Fee         100%          1984       Sep-95        7.9     197,122     100%          (1)
Milwaukee, WI               Office

11925 W. Lake Park Drive    Single story  Fee         100%          1989       Jun-93        3.4      36,069     100%           -
Milwaukee, WI               Office

2514 S. 102nd Street &      Multi-story   Fee         100%          1987       Nov-96        6.8     121,508      97%          (1)
10150 W. National Avenue    Office
West Allis, WI

150, 175, 250 Patrick Blvd. Single story  Fee         100%          1987       Jun-94       12.0     117,615     100%     $3,269,300
Brookfield, WI              Office/Office service

375 Bishop's Way            Multi-story   Fee         100%          1987       Apr-97        4.1      53,353     100%           -
Brookfield, WI              Office
SUBURBAN MINNEAPOLIS / ST. PAUL
2550 University Avenue W    Multi-story   Fee         100%          1985       Dec-96        4.4     199,670      98%          (1)
St. Paul, MN                Office

2221 University Avenue SE   Multi-story   Fee         100%          1979       May-95        2.8      97,658      97%     $5,030,000
Minneapolis, MN             Office

11100 Hampshire Avenue      Industrial    Fee         100%          1980       Jan-93        4.0      50,625       0%            -
Bloomington, MN
SUBURBAN DETROIT
777 East Eisenhower Parkway Multi-story   Fee         100%          1975       Dec-97       23.6     273,355      88%            -
Ann Arbor, MI               Office

32255 Northwestern Highway  Multi-story   Fee         100%          1986       Dec-97       12.9     230,314      97%    $12,125,000
Farmington Hills, MI        Office

1301 W. Long Lake Road      Multi-story   Fee         100%          1988       Nov-96       11.5     169,959      96%          (1)
Troy, MI                    Office

No. 40 OakHollow            Multi-story   Fee         100%          1989       Dec-96        5.7      80,281      98%          (1)
Southfield, MI              Office

24800 Denso Drive           Multi-story   Fee         100%          1986       Aug-95       10.5      79,546      99%          (1)
Southfield, MI              Office
SUBURBAN COLUMBUS
655 Metro Place South       Multi-story   Fee         100%          1986       Sep-97       15.0     218,377      90%            -
Dublin, OH                  Office

4860-5000 Blazer Mem Pky    Single story  Fee         100%          1986       Sep-96       13.7     124,929     100%          (1)
Dublin, OH                  Office

425 Metro Place North       Multi-story   Fee         100%          1982       Sep-97        6.3     101,302      94%            -
Dublin, OH                  Office
SUBURBAN CINCINNATI
30 Merchant Street          Multi-story   Fee         100%          1988       Apr-96        5.9      95,910     100%          (1)
Springdale, OH              Office

                                                                                                 -------------        --------------

Totals                                                                                              3,988,486          $22,597,757
                                                                                                 =============        ==============

(1) These properties are pledged as security for the Company's line of credit which totalled $72,500,000 at December 31, 1997.

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

         Lease  Distributions.   The  following  table  sets  forth  information
relating to the distribution of the Company's leases based on rentable square feet under lease, as of February 2, 1998.


                               Percentage                  Percentage
                               Of                          Of
                               Aggregate                   Aggregate
                               Portfolio      Annualized   Portfolio
     Square Feet               Leased         Base Rent    Annualized
     Under Lease               Square Feet    (000s)       Base Rent
     -----------               -----------    ------       ---------


2,500 or Less                     6.93%        3,943               7.83%
2,501 - 5,000                    11.47%        6,150              12.21%
5,001 - 7,500                    11.91%        6,037              11.99%
7,501 - 10,000                    8.38%        3,933               7.81%
10,001 - 20,000                  20.59%       10,419              20.69%
20,001 - 40,000                  18.77%        9,864              19.59%
40,001 +                         21.95%       10,001              19.86%
                              -------------------------------------------------

Totals                          100.00%      $50,347             100.00%
                              =================================================


         Lease Expirations -- Portfolio Total. The following table sets forth a summary schedule of the lease expirations for the Properties for leases in place as of February 2, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.


                                                          Annualized
                         Square         Percentage of     Base Rent           Percentage
          Year of        Footage        Total Leased      Of Expiring         Of Total
          Lease          Of Expiring    Square            Leases (000s)      Annualized
          Expriration    Leases         Footage           at 02/02/98         Base Rent
------------------------------------------------------------------------------------------

            1998         442,721            11.82%         5,786                   11.49%
            1999         480,199            12.82%         6,089                   12.09%
            2000         593,574            15.84%         7,719                   15.33%
            2001         701,724            18.73%        10,001                   19.87%
            2002         759,611            20.28%         9,689                   19.24%
            2003         196,491             5.24%         3,339                    6.63%
            2004         131,857             3.52%         2,048                    4.07%
            2005          88,446             2.36%           886                    1.76%
            2006         117,317             3.13%         1,267                    2.52%
            2007         119,596             3.19%         1,658                    3.29%
            2008         115,146             3.07%         1,866                    3.71%
 -------------------------------------------------------------------------------------------


     Total             3,746,682           100.00%        50,347                  100.00%
                 ==========================================================================


Historic Lease Renewals
The following table sets forth certain historical information regarding tenants at the Properties who renewed an existing lease at or prior to the expiration of the existing lease:

                                                                                                                   Average
                                                               1993         1994      1995      1996      1997          1993 - 1997

Number of leases expired during calander year (1)                 3            7        25        34        85                  154
Number of leases renewed                                          3            4        18        26        53                  104
Percentage of leases renewed                                    100%          57%       72%       76%       62%                  68%
Aggregate rentable square footage of expiring leases (1)     54,157       26,716    92,205   139,615   347,150              659,843
Aggregate rentable square footage of lease renewals          54,157       19,645    72,586   118,142   175,247              439,777
Percentage of expiring rentable square footage renewed          100%          74%       79%       85%       50%                  67%


(1) The Aggregate rentable square footage of expiring leases excludes those leases for tenants moving out where the Company believes the tenants decision to vacate was made prior to the Company's acquisition of the property.


ITEM 3--LEGAL PROCEEDINGS

         As of March 2, 1998, the Company was not a party to any material legal proceedings.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to stockholders during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy

         The Company's common stock (the "Common Stock") is listed on the New York Stock Exchange (the " NYSE") under the symbol "GL."

         As of March 2, 1998, there were approximately 600 holders of record of the Common Stock, which excludes beneficial owners of shares registered in nominee or street name.

         The table below sets forth for the periods indicated, the reported high and low sale prices of the Common Stock on the NYSE Composite Tape and the quarterly dividends per share paid by the Company on such shares. May 8, 1997 was the first day the Common Stock was listed on the NYSE. Prior to May 8, 1997, there was no established trading market for the Common Stock.


1997            1Q        2Q             3Q            4Q             1996            1Q           2Q        3Q        4Q

High            n/a       16 7/16        19 7/16       19 15/16       High            n/a          n/a       n/a       n/a
Low             n/a       15 3/8         16            18 1/8         Low             n/a          n/a       n/a       n/a
Dividend        $.30      $.30           $.30          $.30           Dividend        $.30         $.30      $.30      $.30


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

         For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of the Company's current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the stockholder's basis in his or her shares of Common Stock for tax purposes. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the stockholder's basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that stockholder's shares. The Company annually notifies stockholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 1997, 1996 and 1995:

                                                 1997     1996     1995
                                                 ----     ----     ----

         Ordinary income.....................    88.4%   88.3%    87.4%
         Non-taxable return of capital.......    11.6%   11.7%    12.6%
                                                 -----   -----    -----

         Total...............................    100.0%  100.0%   100.0%
                                                 ======  ======   ======

Recent Sales of Unregistered Securities

     On February 10, 1997, the Company issued 118,134 shares of Common Stock and 24,050 units in the Operating Partnership ("OP Units) in with the acquisition by the Company of all of the partnership interests not already owned by the Company in the partnerships that previously owned two of the Properties for aggregate consideration of $1,848,397. Each OP Unit is convertible into one share of Common Stock at the option of the holders of such OP Units. The Company sold such securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by
Section 4(2) thereof, including in reliance upon the exemption provided by Regulation D thereunder to "accredited investors" in those states in which it was authorized to do so. There was no underwriter involved in such sale of securities.

     During the quarter ended December 31, 1997, the Company issued 165,070 shares of Common Stock pursuant to the exercise of outstanding stock options with an aggregate exercise price of $1,855,352. These shares were issued to the optionholders pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(2) thereof or Rule 701 thereunder.


ITEM 6--SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating information for the Company for each of the periods and dates indicated. The following information should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this report. The selected historical financial and operating information for the Company at December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 has been derived from the Company's financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this report. The selected financial and operating information for the Company at December 31, 1995, 1994, and 1993 and for the years ended December 31, 1994, and 1993 has been derived from the Company's audited financial statements.

(1) EBITDA is defined as net income before interest, gain on sale of properties, taxes, depreciation and amortization expenses. Because of the Company's REIT status, the Company does not pay income taxes. EBITDA should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

(2) The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the Note 1 to the Company's Consolidated Financial Statements.


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will not be required to modify or replace significant portions of its financial software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

         The Company has initiated formal communications with all of its significant suppliers (including operators of heating and air conditioning control systems, building security systems, elevator operating software and alarm monitoring systems) and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. (The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information.) However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's systems. Based on information received to date, the Company estimates that it will not incur any material costs related to Year 2000 Issues. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Results of Operations

         1997 compared to 1996.

         The changes in the income statement items in 1997 compared to 1996 are as follows:

                                                                       Increase (Decrease)



Rental and reimbursements                                             $21,856,000
Interest and other                                                        576,000
                                                                       ----------
     Total revenues                                                    22,432,000
                                                                       ----------
Real estate taxes                                                       3,748,000
Other property operating                                                5,421,000
General and administrative                                              1,138,000
Interest                                                                  530,000
Depreciation and amortization                                           4,199,000
                                                                       ----------
     Total expenses                                                    15,036,000
                                                                       ----------
     Income before gain on sale of properties                           7,396,000
     Gain on sale                                                     (3,140,000)
                                                                       ----------
     Net income                                                        $4,256,000
                                                                        =========

     During 1997, the Company acquired nine properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In 1996, the Company acquired ten properties, and in 1997 a full year of operations of these properties has been included in the Company's financial statements. In analyzing the 1997 operating results of the Company, the changes in rental income, real estate taxes, and other property operating expenses from 1996 are due principally to: (i) the addition of operating results from properties acquired in 1997 from the dates of their respective acquisitions, (ii) the addition of a full year's operating results in 1997 of properties acquired in 1996 compared to the partial year's operating results from the dates of their respective acquisitions in 1996 and
(iii) improved operations of properties during 1997 compared to 1996. A summary of these changes as they impact rental income, real estate taxes and other property operating expenses for 1997 follows:


                                                               Rental and                                Other Property
                                                            Reimbursement           Real Estate               Operating
                                                                   Income                 Taxes                Expenses
                                                                   ------                ------                  ------
Increase due to 1997 acquisitions                              $4,315,000              $743,000              $1,032,000
Increase due to inclusion of full year of
properties acquired in 1996                                    17,717,000             2,957,000               4,291,000
Property dispositions in 1996                                 (1,695,000)             (160,000)               (446,000)
Improved operations in 1997 compared
to 1996                                                         1,519,000               208,000                 544,000
                                                           --------------         -------------          --------------
                                                               21,856,000             3,748,000               5,421,000
                                                                 ========               =======                ========

         Interest expense increased by $530,000 in 1997 compared to 1996 as the Company increased amounts of outstanding short-term indebtedness during 1997 compared with 1996. This indebtedness was incurred to finance the acquisition of properties acquired in 1997.

         General and administrative expenses increased by $1,138,000 due to an increase in compensation costs as the Company hired additional employees in 1997 ($735,000), one-time costs associated with the hiring of the Company's president ($191,000), increased franchise taxes ($80,000), and increased administrative costs related to the increase in employees ($131,000).

         Depreciation and amortization increased in 1997 by $4,199,000 as the Company incurred these expenses on 34 properties as of December 31, 1997 as compared to 25 properties as of December 31, 1996.

         Gain on sale decreased by $3,140,000 as the Company did not sell any properties in 1997 as compared to two dispositions in 1996.

         1996 compared to 1995.

         The changes in the income statement items in 1996 compared to 1995 are as follows:

                                                                                Increase (Decrease)

Rental and reimbursements                                                      $10,299,000
Interest and other                                                                (33,000)
                                                                                ----------
Total revenues                                                                  10,266,000
                                                                                ----------
Real estate taxes                                                                1,330,000
Other property operating                                                         2,581,000
General and administrative                                                       1,319,000
Interest                                                                         1,482,000
Depreciation and amortization                                                    2,045,000
                                                                                ----------
Total expenses                                                                   8,757,000
                                                                                ----------
Income before gain on sale of properties                                         1,509,000
Gain on sale of properties                                                       3,140,000
                                                                                ----------
Net income                                                                      $4,649,000
                                                                                ==========


         In analyzing the operating results for 1996, the increases in rental income, real estate taxes and other property operating expenses compared to 1995 are due principally to three factors: (i) the addition of operating results from properties acquired in 1996 from the dates of their respective acquisitions,
(ii) a complete year's operating results attributable to properties acquired in 1995 compared to the partial period of operating results from the dates of their respective acquisitions in 1995 and (iii) improved operations of properties during 1996 compared to 1995.

         During 1996, the Company acquired 10 properties. The operating results of these properties have been included in the Company's financial statements from the dates of their respective acquisitions. In 1995, the Company acquired seven properties, and in 1996 a full year of operations of these properties has been included in the Company's financial statements.

         A summary of these changes as they impact rental income, real estate taxes and other property operating expenses for 1996 follows:


                                                                   Rental and                            Other Property
                                                                Reimbursement         Real Estate             Operating
                                                                       Income               Taxes              Expenses
                                                                       ------               -----              --------
Increase due to 1996 acquisitions                               $   3,392,000       $     462,000           $   940,000

Increase due to full year of results of                             5,413,000           1,040,000             1,220,000
properties acquired during 1995
Increase due to operations of                                         801,000              58,000               239,000
properties sold in 1996
1996 operations compared to 1995 for                                  693,000           (230,000)               182,000
properties owned at 12/31/95                                    -------------       -------------         -------------
Total increase in 1996                                          $  10,299,000       $   1,330,000           $ 2,581,000
                                                                   ==========           =========            ==========

         Interest expense during 1996 increased by $1,482,000 as the Company had greater amounts of long and short-term debt outstanding in 1996. This debt was used to finance the acquisition of properties acquired in 1995 and 1996.

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

Liquidity and Capital Resources

     The Company's Credit Facility was $75 million. In March 1998, the Company accepted a commitment for a new $100 million unsecured credit facility (the "Unsecured Facility"). The Company anticipates that the Unsecured Facility will be used primarily to acquire additional properties and for general working capital purposes. The Unsecured Facility contains financial covenants including requirements for a minimum tangible net worth, interest and fixed charge coverage and overall Company leverage (all calculated in accordance with the Unsecured Facility). The Unsecured Facility also contains restrictions on, among other things, indebtedness, investments, distributions, liens, mergers and development activities of the Company.

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

         The Company expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use funds available under the Unsecured Facility to fund acquisitions, development activities and capital improvements on an interim basis. At December 31, 1997, the Company had committed to fund $6.5 million of improvements at its Ann Arbor, Michigan property. In February 1998, the Company committed to acquire a to-be-constructed office building in Pewaukee, Wisconsin, for a contract price of $11 million. This purchase is expected to close in June, 1999. The Company intends to use the Unsecured Facility, in part, to fund these commitments.

Statements of Cash Flows

         1997 compared to 1996

         Cash provided by operating activities increased by $8.6 million as the Company owned 34 properties during 1997 compared to 25 properties during 1996.

         Cash used by investing activities primarily increased by $12.4 million as the Company had property sales proceeds of $11.7 million in 1996 compared to none in 1997.

         Cash provided by financing activities increased by $3.2 million as net proceeds from stock sales increased by $44.0 million, proceeds from loans increased by $60.9 million, repayments of loans increased by $92.7 million, distributions paid increased by $9.9 million, and payment of deferred financing costs decreased by $0.7 million.

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

         None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         The Board of Directors consists of seven directors, all of whom are elected for one-year terms at each annual meeting of stockholders. The Company's bylaws (the "Bylaws") require that a majority of the Board of Directors be comprised of persons who are not officers or employees of the Company (each such director is referred to herein as an "Independent Director"). Holders of shares of Common Stock have no right to cumulative voting in the election of directors. Consequently, at each annual meeting, a majority of the stockholders will be able to elect all of the directors. The Company's executive officers are elected annually by the Board of Directors; however, they may be removed at any time by the Board of Directors.

         The following table sets forth certain information with respect to the executive officers and directors of the Company:


Name                                        Age                 Position
---                                         ----                --------
Richard A. May                              53                  Chairman of the Board  and Chief
                                                                Executive Officer
Patrick R. Hunt                             44                  President and Chief Operating Officer

Richard L. Rasley                           41                  Executive Vice President, Secretary, Co-
                                                                General Counsel and Director
James Hicks                                 42                  Senior Vice President - Finance, Chief
                                                                Financial Officer and Treasurer
Raymond M. Braun                            38                  Senior Vice President - Acquisitions
Kim S. Mills                                49                  Senior Vice President - Asset Management
                                                                and Leasing
Edith M. Scurto                             32                  Senior Vice President - Property
                                                                Management
James J. Brinkerhoff                        47                  Director
Daniel E. Josephs                           66                  Director
Edward Lowenthal                            53                  Director
Donald E. Phillips                          65                  Director
Walter H. Teninga                           70                  Director

     Richard A. May. Mr. May co-founded the Company in 1992 and has served as principal executive officer and as Chairman of the Board of Directors of the Company since its inception. Mr. May is currently the Chairman of the Board and Chief Executive Officer of the Company. In 1986, Mr. May co-founded the Advisor and from 1987 until April 1, 1996, Mr. May was an officer and shareholder of the Advisor. Mr. May is a licensed real estate broker in the States of Illinois and Indiana and holds several inactive National Association of Securities Dealers, Inc. ("NASD") licenses. He is also a member of National Association of Real Estate Investment Trusts ("NAREIT"). Mr. May received his Bachelor's Degree in mechanical engineering from the University of Illinois and received his M.B.A. degree from The University of Chicago.

     Patrick R. Hunt. Mr. Hunt, President and Chief Operating Officer, joined the Company in August 1997 and has general supervisory responsibility for Company operating activities. From 1983 until August 1997, Mr. Hunt was employed by LaSalle Partners Incorporated ("LaSalle Partners"), a Chicago-based provider of international real estate services. Mr. Hunt served as a managing director of LaSalle Partners from 1996 until August 1997. Mr. Hunt is a member of the Pension Real Estate Association and NAREIT. He received his Bachelor's Degree from Northwestern University and his M.B.A. degree from The University of Chicago.

     Richard L. Rasley. Mr. Rasley co-founded the Company in 1992 and has served as Secretary of the Company and a member of the Board of Directors since its inception. Mr. Rasley is currently the Executive Vice President, Co-General Counsel and Secretary of the Company and has general supervisory responsibility for administrative and legal matters. From 1987 until April l, 1996, Mr. Rasley was an officer and shareholder of the Advisor. Mr. Rasley is a Certified Public Accountant, holds several inactive NASD licenses, and is a member of the Illinois Bar and NAREIT. Mr. Rasley received his Bachelor's Degree from the University of Iowa and received his M.B.A. and J.D. degrees from the University of Illinois.

         James Hicks. Mr. Hicks, Senior Vice President-Finance, Chief Financial Officer and Treasurer of the Company, joined the Advisor in 1994 and currently has general supervisory responsibility for the finance and accounting activities of the Company. From 1989 to 1993, Mr. Hicks was employed by JMB Institutional Realty Corporation, which was a real estate adviser to pension funds and other institutional investors, as a vice president of portfolio management with responsibility for overall asset management of a portfolio of international and domestic commercial real estate properties. He received his Bachelor's Degree in Accounting and Mathematics from Augustana College and his M.B.A. degree from Northwestern University. Mr. Hicks is a Certified Public Accountant and is a member of the Illinois CPA Society and American Institute of Certified Public Accountants.

     Raymond M. Braun. Mr. Braun, Senior Vice President-Acquisitions, joined the Advisor in May 1990 and currently has primary responsibility for all of the Company's real estate acquisition activities. Prior to joining the Advisor, Mr. Braun was employed from 1986 to 1990 by The Balcor Company, a major real estate investment company involved in all aspects of real estate including development, management, syndication and mortgage lending. Mr. Braun received his Bachelor's Degree from the University of Illinois. Mr. Braun is a member of the National Association of Industrial and Office Park Realtors.

     Kim S. Mills. Mr. Mills, Senior Vice President-Leasing, joined the Advisor in January 1996. Mr. Mills has primary responsibility for all of the Company's leasing activities. Prior to joining the Advisor, Mr. Mills was employed by Simon Property Group REIT, a commercial property REIT, from 1992 to 1995 as a regional manager with responsibility for overall portfolio management of high rise office buildings totaling over four million square feet. Mr. Mills received his Bachelor's Degree from Ohio Northern University and has a Real Property Administrator designation from the Building Owners and Managers Association.

     Edith M. Scurto. Ms. Scurto, Senior Vice President-Property Management, joined the Advisor in December 1984. In August 1987, she was given responsibility for the Advisor's property management activities. Since that date she has individually managed or overseen the management of all of the Advisor's and the Company's properties, and has been involved with virtually every aspect of property management, reporting, improvement and maintenance. In December 1997, Ms. Scurto became the Company's Senior Vice President-Property Management. Ms. Scurto currently oversees the management of all of the Company's properties. Ms. Scurto is a current member of the Institute of Real Estate Management, maintains an Illinois Real Estate Sales Person License and is a Certified Property Manager.

     James J. Brinkerhoff. Mr. Brinkerhoff has served as a member of the Board of Directors since August 1996. Mr. Brinkerhoff was nominated to the Board of Directors pursuant to Fortis Benefits Insurance Company's right to nominate one director under the Stock Purchase Agreement dated as of August 20, 1996 (the "Stock Purchase Agreement") by and among the Company, Fortis Benefits Insurance Company; Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio; Morgan Stanley SICAV Subsidiary S.A., Wellsford Karpf Zarrilli Ventures, L.L.C.; Logan, Inc.; and Pension Trust Account No. 104972 Held by Bankers Trust Company as Trustee. Mr. Brinkerhoff is Senior Vice President, Real Estate, of Fortis Advisers, Inc. ("Fortis Advisers"), the New York-based investment management affiliate of Fortis, Inc. Prior to joining Fortis Advisers in 1994, he was Senior Vice President and Portfolio Manager with Aldrich, Eastman & Waltch, responsible for managing the United States Real Estate Portfolio of the Church Commissioners for England. From 1983 to 1993, he was an officer and partner of Chesterton International, a London- based real estate adviser, where he was responsible for the creation and management of the Church Commissioners' United States Real Estate Portfolio. Mr. Brinkerhoff received his M.B.A. degree from the Wharton School, University of Pennsylvania, and his Bachelor's Degree from Boston University. He is a full member of the Urban Land Institute.

     Daniel E. Josephs. Mr. Josephs has served as a member of the Board of Directors since March 1993. Mr. Josephs is currently an independent business consultant. From 1985 through 1995, Mr. Josephs served as the President, Chief Operating Officer and Director of Dominick's Finer Foods of Northlake, Illinois, a major Chicago-area retail grocery company. Mr. Josephs currently serves on the Boards of Directors of Grand Union Company, a regional grocery firm, and Options for People, Inc., a Chicago-area non-profit concern. Mr. Josephs received his Bachelor's Degree from Northwestern University and received his M.B.A. degree from The University of Chicago.

     Edward Lowenthal. Mr. Lowenthal has served as a member of the Board of Directors since August 1996. Mr. Lowenthal was nominated to the Board of Directors pursuant to Wellsford Karpf Zarrilli Ventures, L.L.C.'s right to nominate one director under the Stock Purchase Agreement. Mr. Lowenthal was a Founder, Trustee and President of Wellsford Residential Property Trust ("WRP"), a NYSE-listed multi-family REIT that was acquired by Equity Residential Properties Trust ("Equity Residential"), a publicly-traded apartment properties REIT, on May 30, 1997. Upon completion of Equity Residential's acquisition of WRP, Mr. Lowenthal (i) joined the Board of Trustees of Equity Residential and
(ii) became President of Wellsford Real Properties Inc., a real estate company that is listed on the American Stock Exchange. Mr. Lowenthal is a member of the Executive Committee of NAREIT and was Co-chair of its 1993 Annual Meeting. Mr. Lowenthal currently serves as a member of the Boards of Directors of Omega Healthcare Investors, Inc., a health-care REIT, and Corporate Renaissance Partners, a securities mutual fund. Mr. Lowenthal is also a member of the Board of Trustees of Corporate Realty Income Trust, a REIT that invests in triple-net leased commercial and industrial properties. He received his Bachelor's Degree from Case Western Reserve University and received his J.D. degree from Georgetown University Law Center.

     Donald E. Phillips. Mr. Phillips has served as a member of the Board of Directors since September 1992. Mr. Phillips is currently retired. From 1960 until 1980, Mr. Phillips served as a corporate executive in a variety of capacities for International Minerals & Chemicals Corporation of Northbrook, Illinois and, from 1976 to 1980, he was Group President & CEO of IMC Industry Group, Inc. ("IMC"), a chemical and minerals firm. From 1980 until 1988, he served as Group President and CEO of Pitman Moore, Inc., then a wholly owned subsidiary of IMC. Mr. Phillips currently serves as Chairman of the Board of Directors of Synbiotics Corporation of Rancho Bernardo, California, a manufacturer and distributor of veterinary devices and products. Mr. Phillips is also a member of the Board of Directors of Potash Corporation of Saskatchewan, Canada, a miner and distributer of minerals for agricultural application. Mr. Phillips received his Bachelor's Degree from Mississippi College and received his M.B.A. degree from the University of Mississippi. He is also a graduate of the Executive Program in Business Administration in the Graduate School of Business, Columbia University and he is a recipient of an Honorary Doctor of Laws degree from Mississippi College.

     Walter H. Teninga. Mr. Teninga has served as a member of the Board of Directors since September 1992. From 1991 to 1993, Mr. Teninga served as the President and Chief Executive Officer of American Club Stores, Inc., a wholly owned subsidiary of American Stores Company, a grocery and food distribution business. Prior to 1991, Mr. Teninga served as Chairman, Chief Executive Officer and Director of the Warehouse Club, a wholesale cash-and-carry warehouse business that he founded in 1982. Mr. Teninga is currently a member of the Board of Directors of Developers Diversified Realty Corporation, a NYSE-listed REIT and Solo Serve Corporation, an off-price apparel retailer. Mr. Teninga received his Bachelor's Degree from the University of Michigan and his M.B.A. degree from Michigan State University.

Committees of the Board of Directors

         Audit Committee. The Audit Committee was established by the Board of Directors in 1993 and is responsible for making recommendations concerning the engagement of independent public accountants, reviewing with the independent accountants the plans and results of the audit engagement, approving professional services provided by the independent public accountants, considering the range of audit and non-audit professional fees and reviewing with the independent accountants and management the adequacy of the Company's internal accounting controls. The Audit Committee is required to be comprised of two or more Independent Directors. The current members of the Audit Committee are Messrs. Phillips (Chairman), Brinkerhoff and Teninga.

     Compensation Committee. The Compensation Committee was established by the Board of Directors in 1995 and is responsible for establishing remuneration levels for executive officers of the Company and administering the Company's Stock Incentive Plan and any other incentive programs. The Compensation Committee is required to be comprised of three or more Independent Directors. The Compensation Committee currently consists of Messrs. Josephs (Chairman), Phillips, and Lowenthal.

         Nominating Committee. The Nominating Committee was established by the Board of Directors in 1997 and is responsible for: recommending criteria for membership on the Board; soliciting potential Board candidates when there is a need to fill a current or future Board position; propose to the full Board recommendations to fill vacant positions on the Board; considering and recommending to the full Board the types and functions of Board committees. The Nominating Committee is required to be comprised of three or more independent
Directors. The Nominating Committee currently consists of Messrs. Brinkerhoff (Chairman), Josephs, and Lowenthal. In the year ended December 31, 1997, the Nominating Committee held two meetings, in-person or by teleconference. The Committee has adopted the policy that it will consider nominees recommended by security holders. Any such nominations should be submitted to the Committee through a written recommendation addressed to the Secretary of the Company.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors and executive officers, and holders of 10% or more of the outstanding Common Stock to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of Common Stock with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of these filings and written representations from the Company's directors and executive officers that no other reports were required, the Company notes that the following Section 16(a) reports related to 1997 were delinquent: Mr. Braun reported on a Form 5 two transactions that should have been reported on an earlier Form 4.


ITEM 11--EXECUTIVE COMPENSATION

Compensation of Directors

         Members of the Board of Directors and committees thereof who are not also officers of the Company receive an annual retainer fee of $12,000 plus fees of $1,000 for each day on which they attend an in-person meeting of the Board of Directors, $500 for each day on which they attend an in-person meeting of a committee of the Board of Directors and $250 for each day on which they participate telephonically in a meeting of the Board of Directors or a committee thereof. The Company reimburses each Director for expenses incurred in attending meetings. In addition, Directors who are not also officers of the Company are currently eligible to be granted options to acquire up to 5,000 shares of Common Stock under the Company's Stock Option Plan for Independent Directors (the "Directors Plan") at a price equal to the fair market value of the Company's Common Stock as determined by the Board of Directors as of the end of each fiscal year. As compensation for services performed during 1997, each of Messrs. Brinkerhoff, Josephs, Lowenthal, and Phillips received an option to purchase 5,000 shares of Common Stock at an exercise price of $19.45 per share. Such options were exercisable when granted and will expire on the earlier of December 31, 2007 or six months after a Director is removed by the stockholders for cause pursuant to the Bylaws. Mr. Brinkerhoff assigned his stock option to Fortis Benefits Insurance Company ("FBIC"), the parent company of his employer.

     During the period of 30 days after any "change in control," a person entitled to exercise an option granted under the Directors Plan may elect to require the Company to purchase all or any portion of such option at a purchase price equal to the difference between the fair market value and the option exercise price. For purposes of the Directors Plan, a "change in control" means
(i) certain consolidations or mergers of the Company, (ii) certain sales of all or substantially all of the assets of the Company; (iii) the filing of a
Schedule 13D or Schedule 14D-1 under the Exchange Act disclosing that any person had become the beneficial owner of 20% or more of the issued and outstanding shares of voting securities of the Company or (iv) during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new member of the Board of Directors was approved by a vote of at least two-thirds of the members of the Board of Directors then still in office at the beginning of any such period.

     As cash compensation for their services in 1997 the Independent Directors earned the following: Mr. Brinkerhoff $17,000; Mr. Josephs, $19,500; Mr. Lowenthal $19,250; and Mr. Phillips, $20,750. Mr. Brinkerhoff assigned the cash compensation earned for his service on the Board to FBIC.

Compensation of Executive Officers.

         Until April 1, 1996, the Company had no employees and all services were provided by the Advisor pursuant to various fee-for-service agreements. The table below sets forth the summary compensation of the Chief Executive Officer and the four other most highly paid executive officers of the Company (the "Named Executive Officers") based on the aggregate compensation paid to such officers in 1997. All of the 1995 options to purchase Common Stock and a portion of the 1996 options to purchase Common Stock held by the Named Executive Officers were originally granted to the Advisor pursuant to various services agreements and the Advisor subsequently transferred such options to its employees as permitted by the Advisor's stock option plan.

                                                                                                 Long-Term
                                           Annual Compensation                                Compensation Awards

                                                                      Restricted        Securities
                                                                     Stock Awards    Underlying Options  All Other Compensation
  Name & Principal Position     Year  Salary ($)(1)      Bonus ($)     ($)(2)                (#)(3)                      ($)(4)
------------------------------  ----  -------------  -------------  -------------- -------------------- -------------------------
Richard A. May                  1997      225,000        112,500                           320,000                          4,152
Chief Executive Officer         1996      180,000         72,000                            49,578                          4,038
                                1995      150,000         15,000                           229,568                          4,432
Richard L. Rasley               1997      125,000         50,000                           172,000                          4,090
Executive Vice President        1996      115,000         34,500         102,852            20,785                          4,007
                                1995      100,000         10,000                            86,310                          4,438
Raymond M. Braun                1997      125,000         62,500                           149,000                          4,328
Senior Vice President-          1996      105,000         36,750         222,852            18,800                          4,224
Acquisitions                    1995       86,875          9,000                            36,300                          4,421

James Hicks                     1997      125,000         43,750                           149,000                          4,340
Senior Vice President,          1996      100,000         30,000          51,432            14,800                          4,213
Chief Financial Officer         1995       86,875          9,000                            18,200                          4,421

Kim S. Mills                    1997      120,000         48,000                            88,000                            552
Senior Vice President-          1996      100,000         30,000                            12,000                            255
Asset Management (5)


(1) The salary information  represents the individual's salary compensation paid
(i) by the Company in 1997 and in 1996 for the period beginning on April 1, 1996 and ending December 31, 1996 and (ii) by the Advisor for the period from January 1, 1996 to April 1, 1996 and for the year ended December 31, 1995.

(2) Effective April 1, 1996 and in connection with the Merger, Messrs. Rasley, Braun and Hicks received 8,571, 8,571 and 4,286 restricted shares of Common Stock ("Restricted Stock"), respectively, as an inducement to accept employment with the Company. Effective May 1, 1996, Mr. Braun received an additional 10,000 shares of Restricted Stock as an inducement to remain employed with the Company. Such shares of Restricted Stock were valued at prices equal to the fair market value on the dates of grant, which in all cases was deemed to be $12.00. On April 1, 1997, the restrictions lapsed with respect to 4,285 shares of Restricted Stock held by Messrs. Rasley and Braun and with respect to 2,143 shares of Restricted Stock held by Mr. Hicks. On May 13, 1997, upon the closing of the Company's initial public offering of Common Stock, the restrictions lapsed with respect to the remaining shares of Restricted Stock held by Messrs. Rasley and Hicks and with respect to 4,286 shares of Restricted Stock held by Mr. Braun. As of December 31, 1997, the number of shares of Restricted Stock held by Mr. Braun was 10,000. As of December 31, 1997, the value of the shares of Restricted Stock held by Mr. Braun was $194,400, based upon the closing price of the Common Stock on the NYSE Composite Tape on December 31, 1997 ($19.44). Dividends are paid on all shares of Restricted Stock held by Mr. Braun.

(3) Options granted during 1997 and 1996 were issued at exercise prices greater than or equal to the fair market value of Common Stock on the dates of grant. Since May 8, 1997, the first day the Common Stock was listed on the NYSE, fair market value has been determined by reference to the closing price of the Common Stock on the NYSE Composite Tape on the last trading day prior to the effective date of the grant. Prior to May 8, 1997, fair market value of the Company's Common Stock was determined by the Board of Directors. Options granted during 1995 and options to purchase 17,578, 6,785, 2,800 and 2,800 shares of Common Stock deemed to have been granted to Messrs. May, Rasley, Braun and Hicks, respectively, in 1996 represent Advisor Options (as defined herein) that were assigned to such individuals by the Advisor during 1995 from a pool of options that had been granted to the Advisor by the Company pursuant to service agreements during the period from the Company's incorporation through December 31, 1995. Advisor Options were exercisable on the date of grant. Options granted in 1996 under the Company's 1996 Stock Option Plan (the "1996 Option Plan") and in 1997 under the 1997 Incentive Plan (as defined herein) expire upon the earliest of (i) ten years following the date of grant, (ii) one year after the termination of the optionee's employment due to death or disability or (iii) three months after the termination of the optionee's employment for any other reason. One-third of the options granted in 1996 under the 1996 Option Plan became exercisable on September 24, 1997 and the balance of such options become exercisable at the rate of one-third of the shares covered thereby on September 24 in each of 1998 and 1999. One-half of the options granted on February 27, 1997 became exercisable on September 11, 1997 and the balance of such options will become exercisable August 27, 1998. The options granted on December 31, 1997 become exercisable at the rate of one-third of the shares covered thereby on December 31, in each of 1998, 1999 and 2000. All such options become exercisable in full upon a "change in control" of the Company (defined substantially the same as under "-Change in Control Agreements" herein).

(4) These amounts represent group life and health insurance premiums paid by the Advisor (for 1995), the Advisor and the Company (for 1996) and by the Company (for 1997).


(5) Mr. Mills became an employee of the Advisor in January 1996; therefore, no information is presented for 1995.


         The following tables set forth certain information regarding stock options granted to and exercised by the Named Executive Officers during 1997 and the stock options held by them as of December 31, 1997:


                        Option Grants in Last Fiscal Year

                                       Individual Grants



                        Number of          % of Total                                               Potential Realizable Value at
                       Securities             Options                                                     Assumed Annual Rates of
                       Underlying          Granted To        Exercise Price                          Stock Price Appreciation for
                          Options        Employees in                ($/sh)     Expiration Date                       Option Term
Name                      Granted         Fiscal Year
                                                                                                         5%($)(3)          10%($)(3)
----------------- --------------- ------------------- -------------------  ------------------- ----------------  -----------------
Richard A. May          295,000(1)              22.72%               16.00              2/27/07        2,968,383          7,522,464
                         25,000(2)               1.93%               19.63             12/31/07          308,551            781,930
Richard L. Rasley       158,000(1)              12.17%               16.00              2/27/07        1,589,845          4,028,981
                         14,000(2)               1.08%               19.63             12/31/07          172,789            437,881
Raymond M. Braun        135,000(1)              10.40%               16.00              2/27/07        1,358,412          3,442,483
                         14,000(2)               1.08%               19.63             12/31/07          172,788            437,880
James Hicks             135,000(1)              10.40%               16.00              2/27/07        1,358,412          3,442,483
                         14,000(2)               1.08%               19.63             12/31/07          172,788            437,880
Kim S. Mills             75,000(1)               5.78%               16.00              2/27/07          754,673          1,912,490
                         13,000(2)               1.00%               19.63             12/31/07          160,447            406,603


(1) Such options were granted on February 27, 1997, under the 1997 Incentive Plan. One-half of the shares covered thereby became exercisable on September 11, 1997 and such options become exercisable in full on August 27, 1998. Such options expire upon the earliest of: (i) February 27, 2007, (ii) one year after the termination of the optionee's employment due to death or disability or (iii) three months after the termination of the optionee's employment for any other reason.

(2) Such options were granted on December 31, 1997, under the 1997 Incentive Plan and become exercisable at the rate of one-third of the shares covered thereby on December 31 in each of 1998, 1999 and 2000. Such options expire upon the earliest of: (i) December 31, 2007, (ii) one year after the termination of the optionee's employment due to death or disability or (iii) three months after the termination of the optionee's employment for any other reason. All such options become exercisable in full upon a "change in control" of the Company (defined substantially the same as under "-Change in Control Agreements" herein).

(3) Assumed annual rates of stock price appreciation for illustrative purposes only as required by the rules of the Securities and Exchange Commission. The actual price of Common Stock will vary from time to time based upon market factors and the Company's financial performance. No assurance can be given that such rates will be achieved.


                       Aggregated Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values

                                                                         Number of Securities
                                                                        Underlying Unexercised              Value of Unexercised In-
                                   Shares                                  Options at Fiscal                  The-Money Options at
                                 Acquired on           Value                 Year-End (#)                         Year-End ($)
           Name                 Exercise (#)          Realized         Exercisable/Unexercisable           Exercisable/Unexercisable
                                                                                                                       (1)
--------------------------- ---------------------  -------------- -----------------------------------  -----------------------------
Richard A. May                             64,196        $446,535                     147,500/193,833              $507,031/639,675
Richard L. Rasley                          97,761        $802,947                      79,000/102,334              $271,563/329,025
Raymond M. Braun                           12,025        $110,411                       91,833/92,167              $266,362/298,075
James Hicks                                11,600         $78,450                       67,500/89,500              $232,031/280,906
Kim S. Mills                                4,000         $25,750                       37,500/58,500              $128,906/177,969

(1) Value is calculated by multiplying the number of shares of Common Stock underlying the options by the difference between the exercise price of the options and the closing sale price of the Common Stock on the NYSE Composite Tape on December 31, 1997($19.44).

Change in Control Agreements

     The Company has entered into change in control agreements with Messrs. May, Rasley, Braun, Hicks, and Mills providing for the payment of specified benefits under the circumstances described below after a "change in control." If a "change in control" occurs, the executive will receive an amount equal to two times the sum of his base salary plus two times the amount that would otherwise be earned under certain existing executive compensation plans and arrangements if within the period commencing on the date of a "change in control" and ending on the last day of the month in which occurs the second anniversary of the "change in control" of the Company (the "Employment Period"), the executive's employment with the Company is terminated (a "Termination") other than for death, disability or "cause" or termination by the executive for "good reason," defined as (i) the executive's resignation or retirement is requested by the Company other than for cause; (ii) any significant change in the nature or scope of the executive's duties or level of authority and responsibility; (iii) any reduction in the executive's applicable total compensation or benefits other than a reduction in compensation or benefits applicable to substantially all of the Company's employees; (iv) a breach by the Company of any other material provision of the change in control agreement; or (v) a reasonable determination by the executive that, as a result of a change in control of the Company and a change in circumstances thereafter significantly affecting the executive's position, the executive is unable to exercise the prior level of the executive authority and responsibility. A "change in control" is deemed to occur under the change in control agreements if (i) any person other than certain "excluded persons" becomes the beneficial owner of 20% or more of the Company's outstanding Common Stock (a "20% Beneficial Owner"), (ii) during any 24- month period, individuals who at the beginning of such period constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors; provided, however, that any individual becoming a director during such period whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose any such individual whose initial assumption of office is in connection with an actual or threatened contest for the election of directors (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any successor rule) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board of Directors, (iii) certain consolidations or mergers of the Company or
(iv)  certain  sales,   leases,   exchanges  or  other   transfers  of  all,  or
substantially all, of the assets of the Company. An executive subject to a Termination will be subject to a non-competition agreement for the Employment Period.

Limited Purpose Employee Loan Program

     The Company has established the Limited Purpose Employee Loan Program (the "Employee Loan Program") for the purpose of attracting and retaining certain key employees by facilitating their ability to implement the Company's long term incentive programs. Under the Employee Loan Program, the Compensation Committee has authorized the Company to make loans and loan guarantees to, or for the benefit of any employee of the Company to facilitate the implementation of the Company's long term incentive plans. Under the Employee Loan Program, employees may borrow to fund up to 100% of (i) the cost of exercising stock options held by the employee or (ii) individual income tax obligations which may arise as a result of aspects of the implementation of the Company's long term incentive plans. Such loans bear interest payable quarterly at the interest rate for borrowings under the Company's bank credit facility, are recourse to the employees and are secured by a pledge of the stock acquired by the employee through this program. Such loans expire on the earlier of the fifth anniversary of the loan date and the date sixty days following the date such employee's employment with the Company ends. As of December 31, 1997, employees had acquired an aggregate of 356,231 shares of Common Stock through this program with aggregate outstanding loan amounts of $4,654,176 due the Company. Such amount is reflected as a reduction of stockholders' equity until the loans are repaid. Mr. May has borrowed $801,275 in 1997 under the Employee Loan Program, all of which was outstanding at December 31, 1997. The proceeds of Mr. May's loan were used to pay the purchase price for options covering 64,196 shares of Common Stock. Mr. Rasley borrowed $1,100,934 in 1997, all of which was outstanding at December 31, 1997. The proceeds of Mr. Rasley's loan were used together with other funds supplied by Mr. Rasley to pay the exercise price for options covering 97,761 shares of Common Stock and withholding taxes related to the lapse of restrictions in May 1997 on Restricted Stock that he received in 1996. Mr. Braun borrowed $136,952 in 1997 all of which was outstanding at December 31, 1997. The proceeds of Mr. Braun's loan were used together with other funds supplied by Mr. Braun to pay the exercise price for options covering 12,025 shares of Common Stock and withholding taxes related to the lapse of restrictions in May 1997 on Restricted Stock that he received in 1996. Mr. Hicks borrowed $97,279 in 1997, $85,500 of which was outstanding at December 31, 1997. The proceeds of Mr. Hick's loan were used to pay the exercise price for options covering 11,600 shares of Common Stock and withholding taxes related to the lapse of restrictions in May 1997 on Restricted Stock that he received in 1996. Mr. Mills borrowed $46,800 in 1997, all of which was outstanding at December 31, 1997. The proceeds of Mr. Mills' loan were used together with other funds supplied by Mr. Mills to pay the exercise price for options covering 4,000 shares of Common Stock.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee currently consists of Messrs. Josephs (Chairman), Phillips and Lowenthal. None of the members of the Compensation Committee is or has ever been an officer or employee of the Company or had any other relationship with the Company, except as a member of the Board of Directors and as a stockholder.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 2, 1998 by (i) each director, (ii) each of the Named Executive Officers, (iii) all directors and executive officers of the Company as a group and (iv) each other person who is known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock. Unless otherwise indicated in a footnote, all such shares of Common Stock are owned directly, and the indicated person has sole voting and investment power.


                                                                 Number of Shares of             Percentage
          Name and Address of Beneficial Owner                      Common Stock                Beneficially
                                                               Beneficially Owned (1)              Owned
--------------------------------------------------------  --------------------------------- --------------------
Fortis Benefits Insurance Company (2)                                             1,010,000                6.37%
    One Chase Manhattan Plaza, 41st Floor
    New York, New York  10005
Morgan Stanley Asset Management Inc. (3)                                          1,005,000                6.34%
    1221 Avenue of the Americas, 21st Floor
    New York, New York  10020
Raymond M. Braun (4)                                                                130,504                    *
James J. Brinkerhoff                                                                     --                    *
James Hicks (5)                                                                      97,786                    *
Raymond M. Braun (4)                                                                130,504                    *
Daniel E. Josephs (6)                                                                67,356                    *
Edward Lowenthal (7)                                                                 97,553                    *
Richard A. May (8)                                                                  479,469                3.00%
Kim S. Mills (9)                                                                     42,821                    *
Donald E. Phillips (10)                                                              48,980                    *
Richard L. Rasley (13)                                                              198,679                1.25%
Walter E. Teninga (12)                                                               49,424                    *
All directors and executive officers as a                                         1,212,572                7.43%
group (10 persons) (13)


*  Less than 1%

(1) All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Based on the most recent Schedule 13D on file with the SEC. Includes options exercisable within 60 days of March 2, 1998 to purchase 10,000 shares of Common Stock, which options were granted to Mr. Brinkerhoff as director compensation and assigned by Mr. Brinkerhoff to FBIC.

(3) As reported in Amendment No. 3 to a Schedule 13D filed by MSAM on March 11, 1997, (i) MSAM has shared voting power as to 1,059,339 shares of Common Stock and shared dispositive power as to 1,059,339 shares of Common Stock, (ii) Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio ("MSIF") has shared voting power as to 646,200 shares of Common Stock and shared dispositive power as to 646,200 shares of Common Stock, (iii) Morgan Stanley SICAV Subsidiary S.A. (the "SICAV Subsidiary") has shared voting power as to 413,139 shares of Common Stock and shared dispositive power as to 413,139 shares of Common Stock, (iv) Morgan Stanley - SICAV U.S. Real Estate Securities Fund has shared voting ower as to 413,139 share of Common Stock and shared disposition power as to 413,139 shares of Common Stock. (v) Morgan Stanley Group Inc. has shared voting power as to 1,059,339 shares of Common Stock and shared dispositive power as to 1,059,339 shares of Common Stock. Such 13D included an aggregate of 54,399 shares of Common Stock that were issuable pursuant to the conversion of outstanding shares of Preferred Stock. Such shares of Preferred Stock were cancelled upon the consumation of the initial public offering of the Common Stock. MSAM acts as investment adviser to MSIF and the SICAV Subsidiary. Includes options exercisable within 60 days of March 25, 1998 to purchase 5,000 shares of Common Stock, which options were granted to a former director of the Company, as director compensation and assigned to MSIF and the SICAV subsidiary in accordance with each entity's prorata investments in the Company.

(4) Includes options exercisable within 60 days of March 2, 1998 to purchase 91,833 shares of Common Stock.

(5) Includes options exercisable within 60 days of March 2, 1998 to purchase 67,500 shares of Common Stock.

(6) Includes options exercisable within 60 days of March 2, 1998 to purchase 19,000 shares of Common Stock.

(7) Includes 76,293 shares of Common Stock that are beneficially owned by Wellsford Karpf Zarrilli Ventures, L.L.C. ("WKZV"). Mr. Lowenthal is a member of and may be deemed to beneficially own the 76,923 shares of Common Stock that are beneficially owned by WKZ., Mr. Lowenthal disclaims beneficial ownership of all such shares. Includes options exercisable within 60 days to purchase 10,000 shares of Common Stock.

(8) Includes options exercisable within 60 days to purchase 147,500 shares of Common Stock and Indemnification Shares (as Defined herein under the caption "Certain Relationships and Related Transactions Advisor Relationship") held in escrow pursuant to the terms of the Merger.

(9) Includes options exercisable within 60 days of March 2, 1998 to purchase 37,500 shares of Common Stock.

(10) Includes options exercisable within 60 days of March 2, 1998 to purchase 13,000 shares of Common Stock.

(11) Includes options exercisable within 60 days of March 2, 1998 to purchase 79,000 shares of Common Stock and Indemnification Shares held in escrow pursuant to the terms of the Merger.

(12) Includes options exercisable within 60 days of March 2, 1998 to purchase 20,000 shares of Common Stock. Also includes 13,952 shares owned by Mr. Teninga's spouse.

(13) Includes options exercisable within 60 days of March 2, 1998 to purchase an aggregate of 570,333 shares of Common Stock.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisor Relationship

     From the Company's incorporation until the completion of the Merger on May 1, the Advisor provided various services to the Company pursuant to an Advisory Agreement dated July 2, 1992 as restated July 1, 1994, relating to the selection, purchase, financing and operation of the Company's properties (the "Advisory Agreement"), and pursuant to other agreements regarding property management and offering administration activities.

     In connection with the Merger, the shareholders of the Advisor received 100,000 shares of Common Stock, 15,000 of which were placed in escrow to secure the indemnification obligations of the shareholders of the Advisor (the "Indemnification Shares"). Indemnification Shares that are not applied to indemnifiable damages will be distributed to the shareholders of the Advisor upon the later of (a) April 1, 2001 or (b) the expiration of the last applicable statute of limitations within which tax-based claims can be made. In addition, certain employees of the Advisor received restricted shares of Common Stock as an inducement to accept employment with the Company, including 8,571, 8,571 and 4,286 shares of Restricted Stock issued to Messrs. Rasley, Braun and Hicks, respectively. The restrictions on one-half of the shares of Restricted Stock lapsed on April 1, 1997 and May 13, 1997 (the closing date of the Company's public offering of Common Stock), respectively. In addition, effective May 1, 1996, Mr. Braun received an additional 10,000 shares of Restricted Stock that vest in equal annual installments on May 1 of each of the years 1999 through 2002 provided that Mr. Braun is then employed by the Company.

Consultant Arrangement

     Beginning in December 1996, the Company retained Karpf, Zarrilli & Co. Incorporated ("Karpf Zarrilli") as a consultant in connection with certain matters. In its capacity as consultant, the Company paid Karpf Zarrilli $118,750 plus expenses of $10,884 through the closing of the public offering, May 13, 1997. Steven A. Karpf and Frederick P. Zarrilli are (i) Principals of Karpf Zarrilli and (ii) members of WKZV. WKZV is the beneficial owner of 76,923 shares of Common Stock and has certain registration rights with respect to such shares of Common Stock. In 1996, WKZV nominated Mr. Lowenthal, a member of WKZV, as a member of the Board of Directors. (See "Directors and Executive Officers of the Registrant").

Registration Rights

     Pursuant to the Registration Rights Agreement dated as of August 20, 1996 (the "Registration Rights Agreement") by and among the Company and Fortis Benefits Insurance Company ("FBIC"); Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio ("MSIF"); Morgan Stanley SICAV Subsidiary S.A. ("MSSICAV"); Wellsford Karpf Zarrilli Ventures, L.L.C. ("WKZV"); Logan, Inc. ("Logan"); and Pension Trust Account No. 104972 Held by Bankers Trust Company as Trustee ("Pension Trust Account No. 104972;" FBIC, MSIF, MS SICAV, WKZV, Logan and Pension Trust Account No. 104972 are collectively referred to herein as the "Institutional Investors") the Company granted the Institutional Investors certain registration rights with respect to the 3,867,000 shares of Common Stock (the "Registrable Shares") acquired by them pursuant to the Stock Purchase Agreement. Certain of the Institutional Investors are principal stockholders of the Company. On December 5, 1997, a Registration Statement on Form S-3 covering the Registrable Shares became effective under the Securities Act of 1933. See "Security Ownership of Certain Beneficial Owners and Management."

Management Loans

         Pursuant to the Employee Loan Program, an aggregate of $4,654,176 in aggregate principal amount of loans made to certain executive officers by the Company was outstanding at December 31, 1997. Such loans bear interest at the interest rate of borrowings under the Credit Facility and are payable quarterly. See "Executive Compensation of Directors and Executive Officers--Limited Purpose Employee Loan Program" for a description of such loans.

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


        (b) Reports on Form 8-K:

         During the fourth quarter ended December 31, 1997, the Company filed the following reports on Form 8-K.

         Report on Form 8-K dated October 14, 1997 reporting the following item:

         Item 2. Acquisition or Disposition of Assets

         Report on Form 8-K/A dated November 14, 1997 reporting the following item:

         Item 2. Acquisition or Disposition of Assets

         Report on Form 8-K/A dated December 12, 1997:

         Item 2. Acquisition on Disposition of Assets

         Report on Form 8-K dated December 23, 1997

         Item 2. Acquisition on Disposition of Assets

         Report on Form 8-K dated December 30, 1997

         Item 2. Acquisition on Disposition of Assets


       (c) Exhibits

Exhibit
Number                     Description of Document
------                     -----------------------

  3.1 Articles of Amendment and Restatement of the Company filed with the Maryland State Department of Assessments and Taxation September 23, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period end June 30, 1997

  3.2 Amended and restated bylaws of the Company dated September 11, 1997 (incorporated by reference to
                           Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated November 13, 1997) (No. 333-40129)

  4.1 Registration Rights Agreement dated as of August 20, 1996 by and among the Company, Fortis Benefits Insurance Company, Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio, Morgan Stanley SICAV Subsidiary SA, Wellsford Karpf Zarrilli Ventures, L.L.C., Logan, Inc.; and Pension Trust Account 104972 Held by Bankers Trust Company as Trustee (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 28, 1996)

  10.1 Form of Unsecured Revolving Credit Agreement dated as of January 6, 1998 among Great Lakes REIT, L.P., and Bank of America National Trust Savings Association.

  10.2 Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (Incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated January 14, 1997 (the "January 1997 8-K"))

  10.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated February 6, 1997 (incorporated by reference to Exhibit 10.31 in the Company's Registration Statement on Form S-11) (No. 333-22619)

* 10.4                     The Company's 1997 Equity and Performance Incentive
                           Plan

  10.5 Indemnification Escrow Agreement dated April 1, 1996 between the Company, Richard A. May, Richard L. Rasley, Tim A. Grodrian, and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.8 from the Company's Form 10 Registration Statement (the "Form 10"))(Commission File No. 0-28354)

* 10.6 Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (Incorporated by reference to Exhibit 10.8.6 to the S-11)

* 10.7 Stock Option Plan for Independent Directors and Brokers (the "Directors Plan") dated July 2, 1992 as amended November 18, 1997

* 10.8 Form of Non-Qualified Stock Option Certificate dated December 31, 1997, between the Company and Jay Brinkerhoff (assigned to Fortis Benefits Insurance Company), Daniel E. Josephs, Edward Lowenthal, Donald
                           E. Phillips, and Walter Teninga for 5,000 shares of Common Stock for use in connection with options granted pursuant to the Directors Plan (incorporated by reference to Exhibit 10.11.12 to the S-11)

  10.9 Form of Change in Control Agreement between the Company and Messrs. May, Hunt, Rasley, Braun, Hicks, Mills and Scurto

* 10.10 Form of Stock Option Agreement for use in connection with incentive stock option, and pursuant to the Company's 1997 Equity and Performance Incentive Plan; Richard A. May, Patrick R. Hunt, Richard L. Rasley, James Hicks, Raymond Braun, Kim S. Mills and Edith M.
                           M. Scurto entered into agreements in 1997 that evidenced 320,000, 174,000, 172,000, 149,000,
                           149,000, 88,000 and 86,000 options to purchase Common Stock, respectively under the Company's 1997 Equity and Performance Incentive Plan

* 10.11 Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 of the Form 10/A filed with the SEC on January 9, 1997)

  10.12                    Form  of  Limited   Purpose   Employee  Loan
                           Program   Promissory   Note   for   use   in
                           connection with limited purpose employee loans

  10.13 Amended and Restated Revolving Credit Agreement (the "Amended and Restated Revolving Credit Agreement") Dated as of December 27, 1996 among the Operating Partnership and the Company and The First National Bank of Boston and Bank of America Illinois and First Bank National Association and Other Banks Which May Become Parties to the Agreement and The First National Bank of Boston as Agent (incorporated by reference to Exhibit 3 of the January 1997 8-K)

  10.14 Form of Amendment to the Amended and Restated Revolving Credit Agreement dated as of March 1, 1997 (incorporated by reference to Exhibit 10.25 to the S-11)

  23.1                     Consent of Ernst & Young LLP

  24.1                     Powers of Attorney

  27.1                     Financial Data Schedule for year ended December 31,
                           1997

  27.2 Restated Financial Data Schedule for Nine Months ended September 30, 1997

  27.3                     Restated Financial Data Schedule for Six Months ended
                           June 30, 1997

  27.4 Restated Financial Data Schedule for Three Months ended March 31, 1997

  27.5                     Restated Financial Data Schedules for year ended
                           December 31, 1996

  27.6 Restated Financial Data Schedule for Nine Months ended September 30, 1996

  27.7                     Restated Financial Data Schedule for Six Months ended
                           June 30, 1996

  27.8 Restated Financial Data Schedule for Three Months ended March 31, 1996

* Management contract or compensation plan or arrangement.

-------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 27th day of March, 1998.


                                    GREAT LAKES REIT, INC.


                                    By: /s/ Richard A. May
                                    -----------------------------------
                                    Richard A. May
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 27th day of March, 1998.

                                    Title

/s/ Richard A. May                  Chairman of the Board of Directors and Chief
----------------                    Executive Officer (Principal Executive
Richard A. May                      Officer)

/s/ Richard L. Rasley               Executive Vice President,
-----------------                   Secretary, Co-General Counsel and Director
Richard L. Rasley

/s/ James Hicks                     Senior Vice President-Finance,
------------------                  Chief Financial Officer and Treasurer
James Hicks                         (Principal Financial Officer and
                                    Principal Accounting Officer)

          *                         Director
---------------------
James J. Brinkerhoff

          *                         Director
---------------------
Daniel E. Josephs

          *                         Director
---------------------
Edward Lowenthal

          *                         Director
---------------------
Donald E. Phillips

          *                         Director
---------------------
Walter H. Teninga


*The undersigned by signing his name hereunto has hereby signed this Annual Report Form 10-K on behalf of the above-named directors, on March 31, 1998, pursuant to a power of attorney executed on behalf of each such director and filed with the Securities and Exchange Commission.

By: /s/ James Hicks
---------------------
James Hicks

By: /s/ Richard A. May
---------------------
Richard A. May

                             Great Lakes REIT, Inc.

                          Index to Financial Statements
                                  (Item 14(a))


Financial Statements

Report of Independent Auditors                                   F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996     F-3

Consolidated  Statements of Income for the years ended
December 31, 1997,  1996 and 1995                                F-4

Consolidated  Statements of Changes in Stockholders'
Equity for the years ended December 31, 1997, 1996
and 1995                                                         F-5

Consolidated  Statements  of Cash Flows for the years
ended  December  31, 1997, 1996 and 1995                         F-7

Notes to Consolidated Financial Statements                       F-8


Financial Statement Schedules

  Schedule III - Real Estate and Accumulated Depreciation
  as of December 31, 1997                                        S-1



Schedules, other than as listed above, are omitted for the reason that they are not applicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Great Lakes REIT, Inc.

         We have audited the accompanying consolidated balance sheets of Great Lakes REIT, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes REIT, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP

Chicago, Illinois January 29, 1998, except for Note 14, as to which the date is March 13, 1998

Great Lakes REIT, Inc.
Consolidated Balance Sheets
                                                                                  December 31,
                                                                      ------------------------------------
                                                                            1997              1996
Assets
Properties:
Land                                                                        $46,044,153       $31,529,000
Buildings, improvements and equipment                                      251,352,961       157,902,629
                                                                      ------------------  ------------------

                                                                            297,397,114       189,431,629
Less accumulated depreciation                                                11,456,297         5,309,666
                                                                      ------------------  ------------------

                                                                            285,940,817       184,121,963
Cash and cash equivalents                                                     1,436,542         1,688,173
Real estate tax escrows                                                         331,597         1,065,182
Rents receivable                                                              3,279,354         2,130,935
Deferred financing and leasing costs,                                         3,444,404         2,976,902
net of accumulated amortization
Goodwill, net of accumulated amortization                                     1,358,742         1,433,194
Other assets                                                                  1,345,098           732,533
                                                                      ------------------------------------

Total assets                                                               $297,136,554      $194,148,882
                                                                      ====================================

Liabilities and Stockholders' Equity

Bank loan payable                                                           $72,500,000       $63,802,368
Mortgage loans payable                                                       17,567,757        17,073,979
Bonds payable                                                                 5,030,000         5,235,000
Accounts payable and accrued liabilities                                      3,464,500         4,153,800
Accrued real estate taxes                                                     7,776,804         5,423,160
Prepaid rent                                                                  2,780,816         1,170,101
Security deposits                                                               924,938           695,570
                                                                      ------------------------------------

Total liabilities                                                           110,044,815        97,553,978
                                                                      ------------------------------------

Preferred stock ($0.01 par value, 10,000,000 authorized;                                            2,101
none issued in 1997 and 210,128 issued in 1996)
Common stock ($0.01 par value, 60,000,000 authorized;                           158,628            88,323
15,862,811 and 8,832,268 shares issued in 1997 and
1996 respectively)
Paid-in-capital                                                             196,430,927        98,096,085
Retained earnings (deficit)                                                  (4,500,901)          177,320
Employee stock loans                                                         (4,654,176)       (1,247,351)
Deferred compensation                                                           (72,500)         (251,335)
Treasury stock, at cost (21,784 shares)                                        (270,239)         (270,239)
                                                                      ------------------------------------

Total stockholders' equity                                                  187,091,739        96,594,904
                                                                      ------------------------------------

Total liabilities and stockholders' equity                                 $297,136,554      $194,148,882
                                                                      ====================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT, Inc.
Consolidated Statements of Income
                                                                                                  Years Ended December 31,
                                                                         -----------------------------------------------------------
                                                                                      1997                1996                1995

Revenues
Rental                                                                         $36,231,301          $20,249,565        $12,410,510
Reimbursements                                                                  10,688,046            4,814,005          2,354,598
Interest and other                                                                 744,514              168,739            200,818
                                                                         -----------------------------------------------------------

Total revenues                                                                  47,663,861           25,232,309         14,965,926
                                                                         -----------------------------------------------------------

Expenses
Real estate taxes                                                                7,702,203            3,954,144          2,624,588
Other property operating                                                        11,969,092            6,548,057          3,967,543
General and administrative                                                       3,379,121            2,242,165            922,652
Interest                                                                         4,308,173            3,778,065          2,296,457
Depreciation and amortization                                                    8,199,846            4,000,736          1,954,885
                                                                         -----------------------------------------------------------

Total expenses                                                                  35,558,435           20,523,167         11,766,125
                                                                         -----------------------------------------------------------

Income before gain on sale of properties                                        12,105,426            4,709,142          3,199,801

Gain on sale of properties                                                                            3,139,892
                                                                         -----------------------------------------------------------

Net income                                                                     $12,105,426           $7,849,034         $3,199,801
                                                                         ===========================================================

Earnings per common share                                                            $0.92                $1.33              $0.89
                                                                         ===========================================================

Weighted average common shares outstanding                                      13,140,124            5,884,708          3,605,450
                                                                         ===========================================================

Diluted earnings per common share                                                    $0.91                $1.32              $0.88
                                                                         ===========================================================


Weighted average common shares outstanding - diluted                            13,304,540            5,927,208          3,650,133
                                                                         ===========================================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 1997, 1996, and 1995

                                                 Preferred  Stock                          Common  Stock
                                        Shares             Amount              Shares             Amount             Paid in
                                        Outstanding                            Outstanding                           Capital
Balance at 1/1/95                                                              2,561,418            $25,614         $24,121,806

Net proceeds from the sale
of common stock                                                                1,698,610             16,986          18,810,244
Exercise of stock options                                                         32,410                324             322,571
Net income
Distributions/ dividends
($1.13 per share)
Distributions/ dividends
reinvested                                                                       228,458              2,285           2,606,731
Purchase of treasury stock                                                       (12,951)
                                        --------------------------------------------------------------------------------------------

Balance at 12/31/95                                                            4,507,945             45,209          45,861,352

Net proceeds from the sale
of stock                                 210,128              2,101            3,867,000             38,670          47,378,490
Exercise of stock options                                                        304,372              3,044           3,247,071
Net income
Distributions/ dividends
($1.20 per share)
Issuance of shares in
acquisition of Advisor,                                                          100,000              1,000           1,129,572
net of issuance costs of $219,428
Restricted stock awards                                                           40,000                400             479,600
Purchase of treasury stock                                                        (8,833)
                                        --------------------------------------------------------------------------------------------

Balance at 12/31/96                      210,128              2,101            8,810,484             88,323          98,096,085

Net proceeds from the sale
of common stock                         (210,128)            (2,101)           6,555,000             65,550          92,939,810
Exercise of stock options                                                        357,409              3,574           3,860,465
Net income
Distributions / dividends
($1.20 per share)
Issuance of shares for
property acquisitions                                                            118,134              1,181           1,534,567
                                        --------------------------------------------------------------------------------------------

Balance at 12/31/97                                                           15,841,027           $158,628        $196,430,927
                                        ============================================================================================



                                        Retained                                                                Total
                                        Earnings           Employee            Deferred           Treasury      Stockholders'
                                        (Deficit)          Stock Loans         Compensation       Stock         Equity

Balance at 1/1/95                        ($85,298)                                                             $24,062,122

Net proceeds from the sale
of common stock                                                                                                          0
Exercise of stock options                                                                                                0
Net income                              3,199,801                                                                3,199,801
Distributions/ dividends
($1.13 per share)                      (3,900,456)                                                              (3,900,456)
Distributions/ dividends
reinvested                                                                                                               0
Purchase of treasury stock                                                                         (155,411)      (155,411)
                                 --------------------------------------------------------------------------------------------

Balance at 12/31/95                      (785,953)                                                 (155,411)    23,206,056

Net proceeds from the sale
of stock                                                                                                                 0
Exercise of stock options                                     (1,247,351)                                       (1,247,351)
Net income                              7,849,034                                                                7,849,034
Distributions/ dividends
($1.20 per share)                      (6,885,761)                                                              (6,885,761)
Issuance of shares in
acquisition of Advisor,                                                                                                  0
net of issuance costs of $219,428
Restricted stock awards                                                            (480,000)                      (480,000)
Purchase of treasury stock                                                                         (114,828)      (114,828)
Amortization of deferred                                                            228,665                        228,665
compensation
                                --------------------------------------------------------------------------------------------

Balance at 12/31/96                       177,320             (1,247,351)          (251,335)       (270,239)    22,555,815

Net proceeds from the sale
of common stock                                                                                                          0
Exercise of stock options                                     (3,406,825)                                       (3,406,825)
Net income                             12,105,426                                                               12,105,426
Distributions / dividends
($1.20 per share)                     (16,783,647)                                                             (16,783,647)
Issuance of shares for
property acquisitions                                                                                                    0
Amortization of deferred
 compensation                                                         178,835                         178,835
                                --------------------------------------------------------------------------------------------

Balance at 12/31/97                   ($4,500,901)           ($4,654,176)         ($72,500)       ($270,239)   $14,649,604
                                ============================================================================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT, Inc.
Consolidated Statements of Cash Flows
                                                                                            Years  Ended December 31,
                                                                               -----------------------------------------------------
                                                                                      1997               1996               1995


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $12,105,426         $7,849,034     $3,199,801
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                        8,378,681          4,229,401      1,954,885
   Gain on sale of properties                                                                             (3,139,892)
Net changes in assets and liabilities
   Rents receivable                                                                    (1,148,419)          (846,619)      (714,156)
   Real estate tax escrows and other assets                                               421,020            293,536     (1,053,270)
   Accounts payable, accrued expenses and other liabilities                             1,150,783          3,513,972      1,124,108
   Accrued real estate taxes                                                            2,353,644          2,222,590      1,699,512
   Payment of deferred leasing costs                                                   (1,832,010)        (1,293,616)      (561,373)
                                                                               -----------------------------------------------------
Net cash provided by operating activities                                              21,429,125         12,828,406      5,649,507
                                                                               -----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                (97,757,922)       (97,563,034)   (47,838,629)
Additions to buildings, improvements and equipment                                     (5,999,111)        (6,305,673)    (2,861,135)
Proceeds from property sales, net                                                                         11,707,438
Other investing activities                                                               (300,000)           514,846       (950,000)
                                                                               -----------------------------------------------------
Net cash used by investing activities                                                (104,057,033)       (91,646,423)   (51,649,764)
                                                                               -----------------------------------------------------

Proceeds from sale of common and preferred stock                                      101,602,500         50,271,000     20,628,232
Payment of stock offering costs                                                        (8,599,241)        (2,851,739)    (1,801,002)
Proceeds from exercise of stock options                                                   457,214          2,002,764        322,895
Proceeds from bank and mortgage loans payable                                         100,425,000         39,549,220     27,503,148
Distributions/ dividends                                                              (16,783,647)        (6,885,761)    (3,523,211)
Distributions/ dividends reinvested                                                                                       2,609,016
Purchase of treasury stock                                                                                  (114,828)      (155,411)
Payment of bank and mortgage loans and bonds                                          (94,428,005)        (1,745,043)      (740,996)
Payment of deferred financing costs                                                      (297,544)        (1,022,151)      (216,280)
                                                                               -----------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              82,376,277         79,203,462     44,626,391
                                                                               -----------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (251,631)           385,445     (1,373,866)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            1,688,173          1,302,728      2,676,594
                                                                               -----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $1,436,542         $1,688,173     $1,302,728
                                                                               =====================================================

Supplemental disclosure of cash flow
Interest paid                                                                          $4,136,198         $3,542,064     $2,311,568
                                                                               =====================================================


Non cash financing transactions
Issuance of shares to acquire Advisor                                                                     $1,350,000
                                                                               =====================================================
Restricted stock awards                                                                                     $480,000
                                                                               =====================================================
Employee stock loans                                                                   $3,406,825         $1,247,351
                                                                               =====================================================
Issuance of shares to acquire properties                                               $1,535,748
                                                                               =====================================================
Mortgages and bonds assumed to acquire properties                                      $2,989,415                        $5,590,000
                                                                               =====================================================

The accompanying notes are an integral part of these financial statements.

                             GREAT LAKES REIT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

         Nature of Activities

         Great Lakes REIT, Inc., ( the "Company"), a Maryland corporation, was formed on June 22, 1992, to invest in income-producing real property. The principal business of the Company is the ownership, management, leasing, renovation and acquisition of suburban office and industrial properties located in the Midwest. At December 31, 1997, the Company owned and operated 34 properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus and Minneapolis. The Company leases office and industrial space to over 500 tenants in a variety of businesses.

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

         Depreciation of buildings is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the shorter of the lease term or useful life. For the years ended December 31, 1997, 1996 and 1995, depreciation expense amounted to $6,463,342, $3,169,182, and $1,665,730, respectively.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, the Company had $1,411,796 and $418,528, respectively, in a money market fund.

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

         As of December 31, 1997, properties, rents receivable, goodwill and prepaid rent have a federal income tax basis of approximately $284,250,000, $1,018,000, $-0- and $-0-, respectively.

         Earnings Per Share

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

         Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock at the date of grant.

         Fair Value of Financial Instruments

     The Company discloses information concerning the fair value of financial instruments for which it is practical to estimate such fair values. The carrying amounts reported for cash and cash equivalents in the accompanying consolidated balance sheets approximate its fair value. The carrying amount of the Company's long-term debt approximates its fair value at December 31, 1997 and 1996 based upon (a) the fixed interest rates on mortgage loans payable are comparable to interest rates offered in the market as of the respective balance sheet dates and (b) the variable interest rates on other long-term debt.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       Deferred Costs

         Deferred costs consisted of the following at December 31, 1997 and 1996:

                                                  1997              1996
Deferred financing costs                          $1,439,491        $1,526,503
Deferred leasing costs                             4,072,356         2,345,455
                                            ----------------  ----------------
                                                   5,511,847         3,871,958
Less accumulated amortization                      2,067,443           895,056
                                            ----------------  ----------------
                                                  $3,444,404        $2,976,902
                                            ================  ================

         During the years ended December 31, 1997, 1996 and 1995, amortization of financing costs was $1,098,829, $427,375, and $130,500, respectively, and amortization of leasing costs was $563,223, $348,340, and $158,655, respectively.

3.       Long-Term Debt

         Mortgage loans payable aggregated $17,567,757 and $17,073,979 at December 31, 1997 and 1996, respectively. The mortgage loans payable require monthly payments of principal and interest. Interest rates at December 31, 1997, ranged from 7.08% to 8.95%.

         The Company has obtained a bank letter of credit to secure repayment of the bonds payable in an amount of approximately $5.3 million. The Company has guaranteed repayment of the letter of credit to the issuing bank as well as granted the issuing bank a first mortgage on the property. The interest rate on the bonds (4.25% per annum at December 31, 1997) is reset weekly by the bond placement agent.

     On March 13, 1998, the Company accepted a commitment for a new $100 million unsecured credit facility (the "Unsecured Facility") (see Note 14) which is expected to be funded upon closing of the transaction. The terms of the Unsecured Facility include maturity in March 2001 and interest at a rate of LIBOR plus 1% to 1.3% depending on overall Company leverage, as defined. The borrowings under the Unsecured Facility would be limited by certain loan-to-value covenants related to the Company's properties. The Unsecured Facility will replace the Company's prior facility under which $72,500,000 was outstanding at December 31, 1997. This prior facility provided for interest at LIBOR plus 1.5% (7.5% at December 31, 1997).

         The following is a summary of principal maturities of mortgage loans and bonds payable after giving consideration to the Unsecured Facility described above:

      Year Ending December 31,              Amount
                1998                             $553,978
                1999                              615,975
                2000                              675,506
                2001                           73,237,448
                2002                              801,999
             Thereafter                        19,212,851
                                               ----------
                                              $95,097,757
                                              ===========

         At  December  31,   1997,   properties   with  a  carrying   amount  of
approximately $181.1 million were pledged as collateral under the various debt agreements.

4.       Related Parties
         On April 1, 1996, the Company acquired all the outstanding shares of Equity Partners Ltd. (the "Advisor") in exchange for 100,000 shares of its common stock (the "Merger"). The Merger has been accounted for as a purchase. Of the total purchase price of $1,565,726, $1,489,033 was assigned to goodwill and $76,693 to the net tangible assets of the Advisor acquired by the Company. Goodwill amortization is computed on a straight-line basis over a 20-year period. As of April 1, 1996, the Company employed the employees of the Advisor and is now self-managed and self-advised. Certain employees of the Advisor have received 40,000 restricted shares of common stock. Certain restricted shares (30,000 shares) vested to the recipients in 1997. The other restricted shares (10,000 shares) vest 25% on May 1, 1999, and 25% on May 1 of the next three years (2000-2002) provided the recipient is still employed by the Company. The fair value of the restricted shares at the dates of grant ($480,000) was deferred and is being recognized as compensation expense over the vesting periods.

         Pursuant to various advisory and management agreements, the following fees were incurred with respect to the Advisor, or affiliates prior to the Merger. Two directors of the Company were shareholders of the Advisor.

                                                                1996                   1995
                                                            --------               --------
Property acquisition fees                                  $  15,750               $787,256
Stock offering fees                                               --                131,747
Stock selling commissions (a)                                     --                217,046
Advisory fees (b)                                            203,697                608,612
Property management fees (b)                                 217,971                564,369
Construction management fees                                 107,717                 73,549
Other, primarily legal fees                                   17,712                 30,703

(a) Selling commissions were paid to owners and/or employees of the Advisor who are registered representatives.

(b) Advisory fees are classified as general and administrative expenses in these financial statements. Property management fees are classified as property operating expenses in these financial statements.

         Certain computer hardware and software owned by the Company was leased to the Advisor under a five-year lease that would have expired April 1, 1999. Semi-annual rental payments of $9,103 were made to the Company from the Advisor until the lease agreement was terminated on the date of the Merger.

5.       Stock Options
         Prior to 1996, the Company had a stock option plan that provides for the granting of options to non-employee directors. At December 31, 1997, options on 130,590 shares were available for future grant.

         In 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") which authorized the issuance of 500,000 shares of common stock to key employees. The 1996 Plan was superseded by the 1997 Equity and Performance Incentive Plan (the "1997 Plan").

         In 1997, the Company adopted the 1997 Plan whereby 2,250,000 shares of common stock were reserved for issue to key employees. In connection with the 1997 Plan, options on shares issued pursuant to the 1996 Plan (94,000) are now covered by the 1997 Plan. At December 31, 1997, 838,000 shares were available for future grant under the 1997 Plan.

         For options granted in 1997, 1996 and 1995, the exercise prices at the dates of grant were equal to or greater than the fair value of the Company's stock. Accordingly, no compensation expense was recognized in these years.

         A  summary  of  the  Company's   stock  option   activity  and  related
information for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                 1997                                1996                              1995

                              Options            Weighted         Options           Weighted        Options        Weighted
                                                  Average                            Average                        Average
                                                 Exercise                           Exercise                       Exercise
                                                    Price                              Price                          Price
Balance 1/1                   601,628              $11.69         735,576             $11.02        451,129          $10.10
                            1,343,000               16.52         170,424              12.76        316,857           12.24
Exercised                     370,725               11.30         304,372              10.68         32,410            9.96
                      ---------------  ------------------  -------------- ------------------ -------------- ---------------
Balance 12/31               1,573,903              $15.91         601,628             $11.69        735,576          $11.02
                      ===============  ==================  ============== ================== ============== ===============

Exercisable                   779,847              $15.29         507,628             $11.45        735,576          $11.02
                      ===============  ==================  ============== ================== ============== ===============

         The weighted average fair value of the options granted in 1997 where the stock price equals the exercise price is $3.18. The weighted average fair value of options granted where the stock price is less than the exercise price is $1.43. The weighted average fair value of options granted in 1996 where the stock price equals the exercise price is $0.13 per share. The weighted average fair value of options granted in 1995 where the stock price equals the exercise price at date of grant is $0.12 per share. The weighted average fair value of options granted in 1995 where the stock price is less than the exercise price at the date of grant is $0.02 per share. The weighted average life of options outstanding at December 31, 1997, was 8.96 years.

         Pro forma information regarding net income and earnings per share is required by FASB Statement 123 "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 5.75%; dividend yields of 6.17% to 7.5%; volatility factors of the expected market price of the Common Stock of 0.341%; and a weighted-average expected life of the options of three years.

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

         The effects on 1997 and 1996 pro forma net income and pro forma earnings per common share, both basic and diluted, of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information follows for the years ended December 31, 1997 and 1996:

                                               1997               1996
Pro forma net income                           $10,567,711         $7,838,767
Pro forma basic earnings per
common share                                         $0.80              $1.33
Pro forma diluted earnings
per common share                                     $0.79              $1.32

         The Company has a limited purpose employee loan program whereby employees may borrow up to 100% of the cost of exercising stock options held by the employee. Such loans bear interest at the Company's cost of funds payable quarterly, are recourse to the employees, have a term of five years provided the employee remains employed by the Company, and are secured by a pledge of the common stock acquired by the employee through this program. As of December 31, 1997, employees had acquired 356,231 shares through this program with outstanding loan amounts of $4,654,176 due the Company. Such amount is reflected as a reduction of stockholders' equity until the loans are repaid.

6.       Stock Offerings

         In 1996, the Company sold 3,867,000 shares of common stock at $13 per share and issued 210,128 shares of Class A Convertible Preferred Stock (the "Preferred Shares"). The Company received proceeds of $47.4 million (net of offering costs of $2,851,739) from the sale of these shares. The Preferred Shares were canceled in 1997.

         In February 1997, the Company issued 118,134 shares of common stock with a total value at issuance of $1,535,748 in connection with the acquisition of the Markham, Illinois and Elgin, Illinois properties.

         In May 1997, the Company closed the initial public offering of its common shares. The Company sold 6.55 million shares of common stock at the price of $15.50 per share including shares issued upon exercise of the underwriter's over allotment option. Net proceeds to the Company were approximately $93 million, substantially all of which was used to repay its bank lines of credit and other indebtedness including certain mortgage debt on the Company's properties. With the completion of the initial public offering, the Preferred Shares were canceled.

7.       Leases

         The Company leases office and industrial properties to tenants under noncancellable operating leases that expire at various dates through 2008. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating expenses.

The following is a summary of minimum future rental revenue under noncancellable operating leases:

      Year ending December 31,              Amount
                1998                           $44,166,562
                1999                            38,827,645
                2000                            31,993,193
                2001                            22,409,580
                2002                            14,463,867
             Thereafter                         24,688,289
                                     ---------------------
                                              $176,549,136
                                     =====================

         Minimum future rentals do not include amounts that are received from tenants as a reimbursement of property operating expenses.

8.       Distributions

         The Company declared periodic distributions of $16,783,647, $6,885,761, and $3,900,456 to stockholders of record during the calendar years 1997, 1996 and 1995, respectively. Of the $3,900,456 of distributions for 1995, $504,564 were paid in January of the next calendar year, respectively. The Company has determined the stockholders' treatment for Federal income tax purposes to be as follows:


                                                       1997                          1996             1995
Ordinary income                                 $14,848,493                    $6,078,061                    $3,410,249
Return of capital                                 1,935,154                       807,700                       490,207
                              ----------------------------- ----------------------------- -----------------------------
Total                                           $16,783,647                    $6,885,761                    $3,900,456
                              ============================= ============================= =============================

9.       Property Acquisitions

         The following properties were acquired in 1997 and 1996 and the results of their operations are included in the statements of income from their respective dates of acquisition.


                                              Total Acquisition Price

Location                                                          Date               1997                 1996
                                    Acquired
Markham, IL                                                    2/10/97         $1,262,887
Elgin, IL                                                      2/10/97          3,816,230
375 Bishop's Way
Brookfield, WI                                                 4/18/97          4,961,434
1750 East Golf Road
Schaumburg, IL                                                 9/01/97         19,831,768
425 Metro Place North
Dublin, OH                                                     9/30/97          7,158,772
655 Metro Place South
Dublin, OH                                                     9/30/97         19,639,612
3455, 3550, 3555 Salt Creek Lane
Arlington Heights, IL                                         10/10/97          5,176,641
Farmington Hills, MI                                          12/10/97         23,828,038
Ann Arbor, MI                                                 12/17/97         16,607,703
1251 Plum Grove Rd.
Schaumburg, IL                                                 1/01/96                              $1,080,911
Springdale, OH                                                 4/17/96                               6,145,650
Lincolnshire, IL                                               7/24/96                               2,840,378
4860-5000 Blazer Memorial Parkway
Dublin, OH                                                     9/25/96                               8,382,268
Downers Grove, IL                                             11/01/96                               9,373,393
West Allis, WI                                                11/08/96                               7,994,581
Troy, MI                                                      11/22/96                              16,100,416
St. Paul, MN                                                  12/13/96                              14,327,418
40 Oak Hollow
Southfield, MI                                                12/18/96                               7,306,200
Centennial Center
Schaumburg, IL                                                12/27/96                              24,011,819


10.      Property Dispositions

         In October 1996, the Company sold for cash its property located at 10 Oak Hollow, Southfield, Michigan, for a contract price of $9,300,000 (less selling costs of approximately $278,771) resulting in a gain on sale of $2,273,800. The proceeds from the sale were invested in the Downers Grove, Illinois property (see Note 9) via a tax-deferred exchange.

         In December 1996, the Company sold for cash its property located at 830 West End Court in Vernon Hills, Illinois, for a contract price of $2,778,000 (less selling costs of approximately $91,791) resulting in a gain on sale of $866,092. Long term debt in an amount of $926,051 was retired concurrent with the sale. The proceeds from the sale were invested in the St. Paul, Minnesota property (see Note 9) via a tax-deferred exchange.


11.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                               1997        1996                    1995
Numerator:
Net income                                                              $12,105,426        $7,849,034        $3,199,801
Numerator for basic and fully diluted earnings
per share                                                                12,105,426         7,849,034         3,199,801

Denominator:
Denominator for basic earnings per share
Weighted average shares                                                  13,140,124         5,884,708         3,605,450

Effect of dilutive securities
Employee stock options                                                      164,416            42,500            44,683
                                                               --------------------  ----------------  ----------------

Denominator for fully diluted earnings per share                         13,304,540         5,927,208         3,650,133
                                                               ====================  ================  ================

Basic earnings per share                                                      $0.92             $1.33             $0.89
                                                               ====================  ================  ================

Diluted earnings per share                                                    $0.91             $1.32             $0.88
                                                               ====================  ================  ================


12.      Quarterly Financial Data (Unaudited)

         The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                         3/31/97                 6/30/97                 9/30/97                12/31/97
Revenues                             $10,643,218             $11,074,050             $11,817,223             $14,129,370
Net income                            $1,808,634              $2,303,731              $4,115,734              $3,877,327
Basic earnings
per share                                  $0.20                   $0.19                   $0.26                   $0.25
Diluted earnings
per share                                  $0.20                   $0.18                   $0.26                   $0.24

                                         3/31/96                 6/30/96                 9/30/96                12/31/96
Revenues                              $5,543,783              $5,927,282              $6,141,521              $7,619,723
Net income                              $971,412                $939,374              $1,001,779              $4,936,469
Basic earnings
per share                                  $0.21                   $0.20                   $0.17                   $0.59
Diluted earnings
per share                                  $0.21                   $0.19                   $0.17                   $0.58

13.      Pro Forma Information (unaudited)

         The following unaudited pro forma summary presents information as if the Company's property acquisitions, property dispositions, and sales of common stock through December 31, 1997 had occurred at the beginning of each year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.


                                          1997                      1996
Total revenue                             $63,195,000               $57,792,000
Net income                                $16,674,000               $14,564,000
Basic earnings per share                  $1.05                     $0.92
Diluted earnings per share                $1.04                     $0.92

14.      Subsequent Events

         On January 6, 1998, the Company entered into a $35 million unsecured revolving loan agreement with a commercial bank. Amounts due under this agreement mature July 6, 1998.

         On January 7, 1998, the Company bought the Star Bank Building in Columbus, Ohio, for a contract price of $22 million.

         In February, 1998, the Company entered into a contract to purchase a 96,000 square foot to-be-constructed office building located in Pewaukee, Wisconsin, for a contract price of approximately $11 million. The Company expects to complete this purchase in June 1999 subject to the seller meeting the terms and conditions of the purchase contract.

         In February 1998, the Company sold its Bloomington, Minnesota property for a contract price of $1.4 million which approximated the net book value of the property.

         On March 13, 1998, the Company accepted a commitment for a new $100 million unsecured credit facility (Note 3).

SCHEDULE III

                                                                           Costs Capitalized
                                        Initial Cost to the Company    Subsequent to Acquisition
                                        ---------------------------    -------------------------
                                                       Buildings &            Buildings &
                            Encumbrance         Land  Improvements       Land Improvements

1900 East Golf Road                 (B)   $3,800,000   $20,211,819     -         $951,707
Schaumburg, IL

1750 East Golf Road                   -   $2,300,000   $17,531,768     -          $26,155
Schaumburg, IL

160-185 Hansen Court                  -   $2,100,000    $3,210,289     -         $870,371
Wood Dale, IL

3455, 3550, 3555 Salt Creek Lane      -     $850,000    $4,326,641     -               $0
Arlington Heights, IL

601 Campus Drive                      -     $900,000    $2,263,967     -       $1,059,986
Arlington Heights, IL

1251 Plum Grove Road                  -     $372,750      $708,161     -         $257,651
Schaumburg, IL

1011 Touhy Avenue                     -     $720,000    $3,932,248     -       $2,095,378
Des Plaines, IL

2800 River Road                     (B)   $1,300,000    $3,461,053     -         $655,665
Des Plaines, IL

1660 Feehanville Drive              (B)   $1,100,000    $4,302,526     -         $285,166
Mount Prospect, IL

565 Lakeview Parkway                (B)   $1,300,000    $3,581,675     -         $372,175
Vernon Hills, IL

175 E. Hawthorn Parkway               -   $1,600,000    $4,721,338     -         $936,899
Vernon Hills, IL

Two Marriott Drive                  (B)     $610,000    $2,230,378     -          $27,526
Lincolnshire, IL

3400 Dundee Road                      -     $607,500    $3,475,922     -         $676,689
Northbrook, IL

3010 & 3020 Wood Creek Drive        (B)   $2,385,000    $6,988,393     -          $39,364
Downers Grove, IL

823 Commerce Drive                  (B)     $500,000    $1,260,930     -       $3,198,566
Oak Brook, IL

1675 Holmes Road             $2,173,457     $842,609    $2,973,621     -               $0
Elgin, IL

16601 S. Kedzie Avenue                -     $132,544    $1,130,342     -          $31,152
Markham, IL

11270 W. Park Place                 (B)     $940,000   $14,735,908     -         $573,226
Milwaukee, WI

11925 W. Lake Park Drive              -     $318,750    $1,819,058     -         $286,834
Milwaukee, WI

2514 S. 102nd Street & 10150        (B)     $975,000    $7,019,581     -         $219,226
W. National Avenue
West Allis, WI

150, 175, 250 Patrick Blvd.  $3,269,300   $2,600,000    $3,964,742     -         $822,923
Brookfield, WI

375 Bishop's Way                      -     $600,000    $4,361,434     -          $19,665
Brookfield, WI

2550 University Avenue West         (B)     $850,000   $13,477,418     -         $272,905
St. Paul, MN

2221 University Avenue SE    $5,030,000   $1,100,000    $7,090,374     -         $198,655
Minneapolis, MN

11100 Hampshire Avenue                -     $310,000    $1,123,932     -          $24,353
Bloomington, MN

777 East Eisenhower Parkway           -   $4,000,000   $12,607,703     -          $32,782
Ann Arbor, MI

32255 Northwestern Highway  $12,125,000   $3,700,000   $20,128,038     -               $0
Farmington Hill, MI

1301 W. Long Lake Road              (B)   $2,500,000   $13,600,416     -         $418,091
Troy, MI

No. 40 OakHollow                    (B)   $1,250,000    $6,056,200     -         $244,804
Southfield, MI

24800 Denso Drive                   (B)   $1,400,000    $4,546,304     -         $784,726
Southfield, MI

655 Metro Place South                 -   $1,470,000   $18,169,612     -           $7,635
Dublin, OH

4860-5000 Blazer Memorial Pkwy      (B)   $1,340,000    $7,042,268     -         $348,215
Dublin, OH

425 Metro Place North                 -     $620,000    $6,538,772     -           $6,202
Dublin, OH

30 Merchant Street                  (B)     $650,000    $5,495,650     -       $1,133,088
Springdale, OH

                           ---------------------------------------------------------------
Totals                      $22,597,757  $46,044,153  $234,088,482         $0 $16,877,782
                           ===============================================================

                             Gross Amount at which
                             Carried at December 31, 1997
                                           Buildings &               Accumulated   Date    Method of
                                    Land  Improvements        Total Depreciation Acquired  Depreciation

1900 East Golf Road           $3,800,000   $21,163,526  $24,963,526     $577,620  Dec-96      (A)
Schaumburg, IL

1750 East Golf Road           $2,300,000   $17,557,923  $19,857,923     $130,334  Sep-97      (A)
Schaumburg, IL

160-185 Hansen Court          $2,100,000    $4,080,660   $6,180,660     $659,930  Jan-94      (A)
Wood Dale, IL

3455, 3550, 3555 Salt Creek Ln  $850,000    $4,326,641   $5,176,641      $22,535  Oct-97      (A)
Arlington Heights, IL

601 Campus Drive                $900,000    $3,323,953   $4,223,953     $630,631  May-93      (A)
Arlington Heights, IL

1251 Plum Grove Road            $372,750      $965,812   $1,338,562      $96,947  Jan-96      (A)
Schaumburg, IL

1011 Touhy Avenue               $720,000    $6,027,626   $6,747,626     $774,402  Dec-93      (A)
Des Plaines, IL

2800 River Road               $1,300,000    $4,116,718   $5,416,718     $446,943  Feb-95      (A)
Des Plaines, IL

1660 Feehanville Drive        $1,100,000    $4,587,692   $5,687,692     $264,829  Aug-95      (A)
Mount Prospect, IL

565 Lakeview Parkway          $1,300,000    $3,953,850   $5,253,850     $227,522  Dec-95      (A)
Vernon Hills, IL

175 E. Hawthorn Parkway       $1,600,000    $5,658,237   $7,258,237     $735,025  Sep-94      (A)
Vernon Hills, IL

Two Marriott Drive              $610,000    $2,257,904   $2,867,904      $82,056  Jul-96      (A)
Lincolnshire, IL

3400 Dundee Road                $607,500    $4,152,611   $4,760,111     $714,468  Oct-93      (A)
Northbrook, IL

3010 & 3020 Wood Creek Drive  $2,385,000    $7,027,757   $9,412,757     $199,124  Nov-96      (A)
Downers Grove, IL

823 Commerce Drive              $500,000    $4,459,496   $4,959,496     $299,479  Nov-95      (A)
Oak Brook, IL

1675 Holmes Road                $842,609    $2,973,621   $3,816,230      $65,048  Feb-97      (A)
Elgin, IL

16601 S. Kedzie Avenue          $132,544    $1,161,494   $1,294,038      $67,362  Feb-97      (A)
Markham, IL

11270 W. Park Place             $940,000   $15,309,134  $16,249,134     $966,942  Sep-95      (A)
Milwaukee, WI

11925 W. Lake Park Drive        $318,750    $2,105,892   $2,424,642     $310,205  Jun-93      (A)
Milwaukee, WI

2514 S. 102nd Street & 10150    $975,000    $7,238,807   $8,213,807     $210,865  Nov-96      (A)
W. National Avenue
West Allis, WI

150, 175, 250 Patrick Blvd.   $2,600,000    $4,787,665   $7,387,665     $731,286  Jun-94      (A)
Brookfield, WI

375 Bishop's Way                $600,000    $4,381,099   $4,981,099      $77,921  Apr-97      (A)
Brookfield, WI

2550 University Avenue West     $850,000   $13,750,323  $14,600,323     $388,665  Dec-96      (A)
St. Paul, MN



2221 University Avenue SE     $1,100,000    $7,289,029   $8,389,029     $482,305  May-95      (A)
Minneapolis, MN

11100 Hampshire Avenue          $310,000    $1,148,285   $1,458,285     $143,679  Jan-93      (A)
Bloomington, MN

777 East Eisenhower Parkway   $4,000,000   $12,640,485  $16,640,485      $13,133  Dec-97      (A)
Ann Arbor, MI

32255 Northwestern Highway    $3,700,000   $20,128,038  $23,828,038      $21,649  Dec-97      (A)
Farmington Hill, MI

1301 W. Long Lake Road        $2,500,000   $14,018,507  $16,518,507     $416,943  Nov-96      (A)
Troy, MI

No. 40 OakHollow              $1,250,000    $6,301,004   $7,551,004     $166,384  Dec-96      (A)
Southfield, MI

24800 Denso Drive             $1,400,000    $5,331,030   $6,731,030     $501,044  Aug-95      (A)
Southfield, MI

655 Metro Place South         $1,470,000   $18,177,247  $19,647,247     $132,547  Sep-97      (A)
Dublin, OH

4860-5000 Blazer Memorial Pkwy$1,340,000    $7,390,483   $8,730,483     $231,902  Sep-96      (A)
Dublin, OH

425 Metro Place North           $620,000    $6,544,974   $7,164,974      $48,541  Sep-97      (A)
Dublin, OH

30 Merchant Street              $650,000    $6,628,738   $7,278,738     $475,300  Apr-96      (A)
Springdale, OH

                             ----------------------------------------------------
Totals                       $46,044,153  $250,966,264 $297,010,417  $11,313,566
                             ====================================================


(A) Depreciation of buildings is computed over a 15 to 40 year life on a straight line basis. Tenant improvements are depreciated over the shorter of the estimated useful life of the improvements or the term of the lease.
(B) These properties are pledged as security for the Company's line of credit which totalled $72,500,000 at December 31, 1997.
(C) At December 31, 1997, the aggregate cost of land, buildings, & improvements for Federal income tax purposes was approximately $295,417,000.
(D)  Reconciliation of Real Estate Owned and Accumulated Depreciation

Real Estate Owned:                                                    Accumulated Depreciation:
                               1997          1996           1995                                     1997         1996        1995
Balance beginning of year  $189,113,668  $94,265,979    $37,976,215   Balance beginning of year   $5,239,656   $2,462,187   $817,114
Property acquisitions      $102,283,086  $97,563,034    $53,428,629   Depreciation expenses       $6,073,910   $3,119,829 $1,645,073
Additions                    $5,613,663   $6,136,428     $2,861,135   Retirements                          -            -          -
Disposals                             -   $8,851,773              -   Disposals                            -     $342,360          -
                            ---------------------------------------                               ----------------------------------

Balance end of year        $297,010,417  $189,113,668   $94,265,979   Balance end of year        $11,313,566   $5,239,656 $2,462,187
                            =======================================                               ==================================


                       Securities and Exchange Commission
                             Washington, D.C. 20549


                         -----------------------------

                                    EXHIBITS

                                       To

                           ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1997

Exhibit
Number                     Description of Document
------                     -----------------------

  3.1 Articles of Amendment and Restatement of the Company filed with the Maryland State Department of Assessments and Taxation September 23, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period end June 30, 1997

  3.2 Amended and restated bylaws of the Company dated September 11, 1997 (incorporated by reference to
                           Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated November 13, 1997) (No. 333-40129)

  4.1 Registration Rights Agreement dated as of August 20, 1996 by and among the Company, Fortis Benefits Insurance Company, Morgan Stanley Institutional Fund, Inc. - U.S. Real Estate Portfolio, Morgan Stanley SICAV Subsidiary SA, Wellsford Karpf Zarrilli Ventures, L.L.C., Logan, Inc.; and Pension Trust Account 104972 Held by Bankers Trust Company as Trustee (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated August 28, 1996)

  10.1 Form of Unsecured Revolving Credit Agreement dated as of January 6, 1998 among Great Lakes REIT, L.P., and Bank of America National Trust Savings Association.

  10.2 Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated December 27, 1996 (Incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated January 14, 1997 (the "January 1997 8-K"))

  10.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of Great Lakes REIT, L.P., dated February 6, 1997 (incorporated by reference to Exhibit 10.31 in the Company's Registration Statement on Form S-11) (No. 333-22619)

* 10.4                     The Company's 1997 Equity and Performance Incentive
                           Plan

  10.5 Indemnification Escrow Agreement dated April 1, 1996 between the Company, Richard A. May, Richard L. Rasley, Tim A. Grodrian, and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.8 from the Company's Form 10 Registration Statement (the "Form 10"))(Commission File No. 0-28354)

* 10.6 Restricted Stock Agreement dated May 1, 1996 between the Company and Raymond Braun (incorporated by reference to Exhibit 10.8.6 to the S-11)

* 10.7 Stock Option Plan for Independent Directors and Brokers (the "Directors Plan") dated July 2, 1992 as amended November 18, 1997

* 10.8 Form of Non-Qualified Stock Option Certificate dated December 31, 1997, between the Company and Jay Brinkerhoff (assigned to Fortis Benefits Insurance Company), Daniel E. Josephs, Edward Lowenthal, Donald
                           E. Phillips, and Walter Teninga for 5,000 shares of Common Stock for use in connection with options granted pursuant to the Directors Plan (incorporated by reference to Exhibit 10.11.12 to the S-11)

  10.9 Form of Change in Control Agreement between the Company and Messrs. May, Hunt, Rasley, Braun, Hicks, Mills and Scurto

* 10.10 Form of Stock Option Agreement for use in connection with incentive stock option, and pursuant to the Company's 1997 Equity and Performance Incentive Plan; Richard A. May, Patrick R. Hunt, Richard L. Rasley, James Hicks, Raymond Braun, Kim S. Mills and Edith M.
                           M. Scurto entered into agreements in 1997 that evidenced 320,000, 174,000, 172,000, 149,000,
                           149,000, 88,000 and 86,000 options to purchase Common Stock, respectively, under the Company's 1997 Equity and Performance Incentive Plan

* 10.11 Limited Purpose Employee Loan Program of the Company (incorporated by reference to Exhibit 10.61 of the Form 10/A filed with the SEC on January 9, 1997)

  10.12                    Form  of  Limited   Purpose   Employee  Loan
                           Program   Promissory   Note   for   use   in
                           connection with limited purpose employee loans

  10.13 Amended and Restated Revolving Credit Agreement (the "Amended and Restated Revolving Credit Agreement") Dated as of December 27, 1996 among the Operating Partnership and the Company and The First National Bank of Boston and Bank of America Illinois and First Bank National Association and Other Banks Which May Become Parties to the Agreement and The First National Bank of Boston as Agent (incorporated by reference to Exhibit 3 of the January 1997 8-K)

  10.14 Form of Amendment to the Amended and Restated Revolving Credit Agreement dated as of March 1, 1997 (incorporated by reference to Exhibit 10.25 to the S-11)

  23.1                     Consent of Ernst & Young LLP

  24.1                     Powers of Attorney

  27.1                     Financial Data Schedule for year ended December 31,
                           1997

  27.2 Restated Financial Data Schedule for Nine Months ended September 30, 1997

  27.3                     Restated Financial Data Schedule for Six Months ended
                           June 30, 1997

  27.4 Restated Financial Data Schedule for Three Months ended March 31, 1997

  27.5                     Restated Financial Data Schedules for year ended
                           December 31, 1996

  27.6 Restated Financial Data Schedule for Nine Months ended September 30, 1996

  27.7                     Restated Financial Data Schedule for Six Months ended
                           June 30, 1996

  27.8 Restated Financial Data Schedule for Three Months ended March 31, 1996