Form 10-Q
period 1998-03-31
GREAT LAKES REIT INC
filed 1998-05-13
CIK 889905

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              /X/ Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              / /Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number: 0-28354

                             Great Lakes REIT, Inc.

             (Exact name of Registrant as specified in its Charter)

                Maryland                           36-3844714
(State or other jurisdiction            (I.R.S. employer identification no.)
 of incorporation or organization)


    823 Commerce Drive, Suite 300, Oak Brook, IL       60523
     (Address of principal executive offices)       (Zip Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Number of shares of the registrant's common stock, $.01 par value, outstanding as of May 12, 1998: 17,305,618

                                              Great Lakes REIT, Inc.
                                                Index to Form 10-Q
                                                  March 31, 1998

                                                                Page Number

Part I - Financial Information

         Item 1.      Financial Statements (unaudited):

                      Consolidated Balance Sheets
                      as of March 31, 1998
                      and December 31, 1997                           4

                      Consolidated Statements of Income
                      for the three months
                      ended March 31, 1998 and 1997                   5

                      Consolidated Statement of Changes
                      in Stockholders' Equity
                      for the three months ended March 31, 1998       6

                      Consolidated Statements of Cash Flows
                      for the three months
                      ended March 31, 1998 and 1997                   7

                      Notes to Consolidated Financial Statements      8

         Item 2.      Management's Discussion and Analysis of Results
                      of Operations and Financial Condition          10

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk                                    13

Part II - Other Information

         Item 2.      Changes in Securities                          14

         Item 6.      Exhibits and Reports on Form 8-K               14


Great Lakes REIT, Inc.
Consolidated Balance Sheets (unaudited)
(Dollars in Thousands)                                                                      March 31, 1998    December 31, 1997
----------------------                                                                      --------------    -----------------

Assets
Properties:
Land                                                                                           $45,734             $46,044
Buildings, improvements, and equipment                                                         275,673             251,353
                                                                                           ---------------------------------------
                                                                                               321,407             297,397
Less accumulated depreciation                                                                   13,353              11,456
                                                                                           ---------------------------------------
                                                                                               308,054             285,941
Cash and cash equivalents                                                                        3,810               1,437
Real estate tax escrows                                                                            366                 332
Rents receivable                                                                                 3,118               3,279
Deferred financing and leasing costs, net of accumulated amortization                            3,807               3,444
Goodwill, net of accumulated amortization                                                        1,340               1,359
Other assets                                                                                       964               1,345
                                                                                           ---------------------------------------

Total assets                                                                                  $321,459            $297,137
                                                                                           =======================================

Liabilities and Stockholders' Equity

Bank loan payable                                                                              $93,566             $72,500
Mortgage loans payable                                                                          17,485              17,568
Bonds payable                                                                                    5,030               5,030
Accounts payable and accrued liabilities                                                         3,663               3,464
Accrued real estate taxes                                                                        7,333               7,777
Prepaid rent                                                                                     2,372               2,781
Security deposits                                                                                  906                 925
Distributions/dividends payable                                                                  4,806
                                                                                           ---------------------------------------

Total liabilities                                                                              135,161             110,045
                                                                                           ---------------------------------------

Common stock ($0.01 par value, 60,000,000 authorized; 15,920,691 and                               159                 159
15,862,811 shares issued as of March 31, 1998 and December 31, 1997 respectively)
Paid-in-capital                                                                                197,354             196,431
Retained earnings (deficit)                                                                     (5,302)             (4,501)
Employee stock loans                                                                            (5,578)             (4,654)
Deferred compensation                                                                              (65)                (73)
Treasury stock, at cost (21,784 shares)                                                           (270)               (270)
                                                                                           ---------------------------------------

Total stockholders' equity                                                                     186,298             187,092
                                                                                           ---------------------------------------

Total liabilities and stockholders' equity                                                    $321,459            $297,137
                                                                                           =======================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT, Inc.
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)

                                                                                    Three months ended March 31,
                                                                               --------------------------------------
                                                                                      1998               1997

Revenues:
Rental                                                                                    $12,863             $7,879
Reimbursements                                                                              3,765              2,694
Interest and other                                                                            175                 70
                                                                               --------------------------------------

Total revenues                                                                             16,803             10,643
                                                                               --------------------------------------

Expenses:
Real estate taxes                                                                           2,728              1,869
Other property operating                                                                    4,236              2,733
General and administrative                                                                  1,097                931
Interest                                                                                    2,035              1,604
Depreciation and amortization                                                               2,739              1,697
                                                                               --------------------------------------

Total expenses                                                                             12,835              8,834
                                                                               --------------------------------------

Net income                                                                                 $3,968             $1,809
                                                                               ======================================

Earnings per common share-basic                                                             $0.25              $0.20
                                                                               ======================================

Weighted average common shares outstanding-basic                                       15,860,320          8,886,726
                                                                               ======================================

Diluted earnings per common share                                                           $0.25              $0.20
                                                                               ======================================

Weighted average common shares outstanding - diluted                                   16,145,417          9,020,008
                                                                               ======================================


The accompanying notes are an integral part of these financial statements.

Great Lakes REIT, Inc.
Consolidated Statement of Changes in Stockholders' Equity (unaudited)
For the Three Months Ended March 31, 1998
(Dollars in Thousands)

                                  Common Stock
                                            ---------------------------------------                      Retained
                                              Shares                               Paid in               Earnings
                                           Outstanding             Amount          Capital               (Deficit)

Balance at 1/1/98                           15,841,027               $158           $196,431             ($4,501)

Exercise of stock options                       57,880                  1                923
Net income                                                                                                 3,968
Distributions / dividends
($.30 per share)                                                                                         (4,769)
Amortization of deferred compensation
                                        ------------------------------------------------------------------------------

Balance at 3/31/98                          15,898,907               $159           $197,354             ($5,302)
                                        ==============================================================================

                                             Employee           Deferred           Treasury       Stockholders'
                                            Stock Loans       Compensation              Stock              Equity

Balance at 1/1/98                              ($4,654)              ($72)             ($270)           $187,092

Exercise of stock options                         (924)                                                        0
Net income                                                                                                 3,968
Distributions / dividends
($1.20 per share)                                                                                         (4,769)
Amortization of deferred compensation                                   7                                      7
                                        ------------------------------------------------------------------------------

Balance at 3/31/98                             ($5,578)              ($65)             ($270)           $186,298
                                        ==============================================================================

The accompanying notes are an integral part of these financial statements.



Great Lakes REIT, Inc.
Consolidated Statements of Cash Flows (unaudited)
(Dollars in Thousands)

                                                                                   Three Months Ended March 31,
                                                                               --------------------------------------
                                                                                      1998               1997


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $3,968             $1,809
Adjustments to reconcile net income to cash
     flows from operating activities
   Depreciation and amortization                                                            2,746              1,774
Net changes in assets and liabilities:
   Rents receivable                                                                           161               (276)
   Real estate tax escrows and other assets                                                    46               (280)
   Accounts payable, accrued expenses and other liabilities                                  (193)               197
   Accrued real estate taxes                                                                 (443)              (671)
   Payment of deferred leasing costs                                                         (717)              (248)
                                                                               --------------------------------------
Net cash provided by operating activities                                                   5,568              2,305
                                                                               --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of properties                                                                    (21,939)              (134)
Additions to buildings, improvements and equipment                                         (3,767)            (1,591)
Other investing activities                                                                  1,610                (50)
                                                                               --------------------------------------
Net cash used by investing activities                                                     (24,096)            (1,775)
                                                                               --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                                           28
Proceeds from bank and mortgage loans payable                                              21,066
Payment of bank and mortgage loans and bonds                                                  (83)              (851)
Payment of deferred financing costs                                                           (82)              (176)
                                                                               --------------------------------------
Net cash provided by financing activities                                                  20,901               (999)
                                                                               --------------------------------------
Net increase (decrease) in cash and cash equivalents                                        2,373               (469)
Cash and cash equivalents, beginning of year                                                1,437              1,688
                                                                               ======================================
Cash and cash equivalents, end of quarter                                                  $3,810             $1,219
                                                                               ======================================

Supplemental disclosure of cash flow:
Interest paid                                                                              $1,840             $1,444
                                                                               ======================================


Non cash financing transactions:
Employee stock loans                                                                         $923               $235
                                                                               ======================================
Issuance of shares to acquire properties                                                                      $1,536
                                                                                                  ===================
Mortgages and bonds assumed to acquire properties                                                             $2,989
                                                                                                  ===================

The accompanying notes are an integral part of these financial statements.

Great Lakes REIT, Inc.
Notes to Consolidated Financial Statements
                                                    (Unaudited)

1.       Basis of Presentation

Great Lakes REIT, Inc., a Maryland corporation, formed in 1992 owns a limited partnership interest and the sole general partnership interest in Great Lakes REIT, L.P. (The "Operating Partnership") totaling more than 99% of the outstanding partnership interests of the Operating Partnership. Great Lakes REIT, Inc., its subsidiaries and the Operating Partnership are referred to herein collectively as the "Company".

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent year-end audited financial statements. In the opinion of management, the financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       Properties Acquired in 1998

In January 1998, the Company acquired a 196,105 square foot building located in Columbus, Ohio for a total acquisition cost of $21,939,000. The pro forma effects of this acquisition on the results of operations for the three months ended March 31, 1998 and 1997 are not significant.

3.       Financing Activities

On January 6, 1998, the Company entered into a $35 million unsecured revolving loan agreement with a commercial bank. Amounts due under this agreement mature July 6, 1998 and bear interest at LIBOR plus 1.1%. At March 31, 1998, $21,066,000 was outstanding on the loan.

4.       Subsequent Events

On April 6, 1998, the Company entered into a $150 million unsecured credit facility with a group of banks which refinanced its $75 million secured line of credit. Amounts due mature in April 2001 and bear interest at LIBOR plus 1.1% to 1.3%, depending on overall Company leverage (as defined).

On April 15, 1998, the Company acquired Milwaukee Center Office Tower, a 370,000 square foot, 28-story office building located in Milwaukee, Wisconsin, for a contract price of $46,700,000.

On April 24, 1998, the Company closed the sale of common stock to a newly-formed registered unit investment trust. The Company sold 1,184,211 shares of common stock with net proceeds of approximately $21.4 million, all of which were used to repay a portion of its bank lines of credit.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is a discussion and analysis of the consolidated financial condition and results of operations for the three months ended March 31, 1998. The following should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein and the consolidated financial statements and related notes contained in the Company's 1997 Form 10-K.

Overview

Great Lakes REIT, Inc., a Maryland corporation, formed in 1992 owns a limited partnership interest and the sole general partnership interest in Great Lakes REIT, L.P. (The "Operating Partnership") totaling more than 99% of the outstanding partnership interests of the Operating Partnership. Great Lakes REIT, Inc., its subsidiaries and the Operating Partnership are referred to herein collectively as the "Company". The primary business of the Company is the ownership, management, leasing, renovation, and acquisition of suburban office properties located within a 500 mile radius of Chicago. At March 31, 1998, the Company owned and operated 34 properties located in suburban areas of Chicago, Detroit, Milwaukee, Cincinnati, Columbus and Minneapolis. The Company leases space to over 500 tenants in a variety of businesses.

The Company has expanded its real estate portfolio through the acquisition of suburban office and office/service center properties. The Company has financed its growth by the issuance of shares of its common stock and short and long-term debt. Growth in net income and funds from operations (FFO) for the three months ended March 31, 1998 as compared to March 31, 1997 has been due to a combination of improved operations of the Company's properties and the inclusion of the operating results of properties acquired in 1997 and 1998 from the dates of their respective acquisitions.

Three months ended March 31, 1998 compared to three months ended March 31, 1997

In analyzing the operating results for the quarter ended March 31, 1998 the changes in rental income, real estate taxes and property operating expenses, from 1997 are due principally to three factors: (1) the addition of operating results from properties acquired subsequent to March 31, 1997; (2) the addition of a full quarter of operating results in 1998 from properties acquired in the first quarter of 1997 as compared to the partial quarter of operating results from the dates of their respective acquisitions in 1997, and (3) improved operations of properties during 1998 as compared to 1997.

The Company acquired one property during the first quarter of 1998. The operating results of this property have been included in the Company's financial statements from the date of its acquisition. In 1997 the Company acquired nine properties including seven properties subsequent to March 31, 1997, and in 1998 a full quarter of operations for these properties has been included in the Company's financial statements.

A summary of these changes as they impact rental income, real estate taxes, and property operating expenses follows:
                                        Rental and    Real estate     Property
                                       reimbursement    taxes         operating
                                                                      income
Increase due to inclusion
 of results of properties
 acquired in 1997                        $4,643,000     $785,000     $1,234,000

Increase due to 1998 acquisitions           800,000      122,000        229,000
Property disposition in 1998                (56,000)     (11,000)        (6,000)
Improved operations in 1998
 compared to 1997                           668,000      (59,000)        33,000
             ----                           -------      -------         ------
Total increase in 1998                   $6,055,000     $859,000     $1,502,000
                  ====                   ==========     ========     ==========

Interest expense during the quarter ended March 31, 1998 increased by $431,000 as the Company had greater amounts of short-term debt outstanding in 1998. This debt was used to finance a portion of the cost of properties acquired subsequent to June 30, 1997.

General and administrative expenses increased by $166,000 due primarily to increased compensation costs associated with the growth of the company.

Depreciation and amortization increased in 1998 by $1,042,000 as the Company incurred these expenses on 34 properties as of March 31, 1998 as compared to 27 properties as of March 31, 1997.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 1998 were $3,810,000, an increase of $2,373,000 as compared to December 31, 1997. The increase is primarily due to increased cash flow from operating activities in 1998 as compared to 1997 and increased net cash provided by financing activities in 1998 as compared to 1997.

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

The Company expects to meet its short-term liquidity requirements for property acquisitions and significant capital improvements through additional borrowings on its existing $35 million and $150 million unsecured lines of credit which mature in July 1998 and April 2001, respectively.

The Company expects the lines of credit to be sufficient to provide the required funds until such time as the short-term debt is replaced with long-term debt or is repaid with the proceeds of additional equity offerings.

The Company expects to meet its long-term liquidity requirements (such as scheduled mortgage debt maturities, property acquisitions, and significant capital improvements) through long-term collateralized and uncollateralized borrowings and the issuance of debt or additional equity securities in the Company.

Funds from Operations (FFO)

The White Paper on Funds From Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper (except for the amortization of deferred compensation related to restricted stock awards) which may differ from the methodology for calculating FFO utilized by other equity REITs and accordingly, may not be comparable to other such REITs. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. FFO for the three months ended March 31, 1998 and 1997 is as follows (Dollars in Thousands):

                                          1998                     1997
Net income                             $ 3,968                  $ 1,809
Depreciation and amortization            2,462                    1,555
                                         -----                    -----
FFO                                     $6,430                   $3,364
                                        ======                   ======

Forward-Looking Statements

Certain statements in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Acts of 1934, and the Company intends that such "forward-looking statements" be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. In addition, statements regarding the Company's expectations with respect to its short-term and long-term liquidity requirements and related sources are forwardlooking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in interest rates, changes in the equity value of the Company, increased competition for acquisition of new properties, availability of alternative financing sources, unanticipated expenses and delays in acquiring properties or increasing occupancy rates and regional economic and business conditions.

Item 3.           Qualitative and Quantitative Disclosures about Market Risk.

Not applicable.

Part II Other Information

Item 2. Changes in Securities

During the quarter ended March 31, 1998, the Company issued 57,880 shares of common stock pursuant to the exercise of outstanding stock options with an aggregate exercise price of $923,398. These shares were issued to the optionholders pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act") provided by Section 4(2) of the Act or Rule 701 thereunder.


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are attached hereto:

Exhibit
Number                                               Description of Document

27.1                                                 Financial Data Schedule


(b)      Reports on Form 8-K:

         The following report on Form 8-K/A was filed during the quarter ended March 31, 1998:

         Current Report on Form 8-K/A dated February 20, 1998 reporting the following item:

         Item 7.  Financial Statements, Proforma Financial Information and
                  Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   Great Lakes REIT, Inc.
                                                        (Registrant)






Date: May 13, 1998                                 /s/ James Hicks
                                                   Senior Vice President &
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)